Form 10-K/A
period 1993-12-31
VIACOM INTERNATIONAL INC/DE
filed 1994-05-02
CIK 814135

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549

                               FORM 10-K/A
                             AMENDMENT NO. 1

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


DOCUMENTS INCORPORATED BY REFERENCE

   The Definitive Proxy of Viacom Inc. for the 1994 Annual Meeting of Shareholders (Part III to the extent described herein).

                                  VIACOM INC.


The registrant hereby amends the following items and financial statements of its Annual Report on Form 10-K for the fiscal year ended December 31, 1993, as set forth below:


      Item                                                        Page
     ------                                                       ----

      Item 10. Directors and Executive Officers                 III - 1

      Item 11. Executive Compensation                           III - 5

      Item 12. Security Ownership of Certain Beneficial
               Owners and Management                            III - 20

      Item 13. Certain Relationships and Related Transactions   III - 22

      Item 14(c) Exhibits                                       Exhibit 23(c)
                                                                Exhibit 23(d)

                                   SIGNATURE

Pursuant to the requirements of this Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.






                                        VIACOM INC.



Date:     May 2, 1994                   By:   /s/ Kevin C. Lavan
          --------------------               --------------------
                                                Kevin C. Lavan
                                        Vice President, Controller and
                                          Chief Accounting Officer

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
                    =========    =========     =========        ===      =======      ===         ======


- - ----------------------
(1) Homes in franchise area represents Viacom Cable's estimate based upon local sources such as city directories, chambers of commerce, public utilities, public officials and house counts.
(2) Homes are deemed "passed by cable" if such homes can be connected without any further extension of the transmission lines.
(3) Represents the number of homes connected, rather than the number of television outlets connected within such homes.
(4) Represents primary customers as a percentage of homes passed by cable.
(5) The premium unit count is based on the total number of premium services subscribed to by primary customers.
(6) Represents premium units as a percentage of primary customers.
(7) Other cable television companies have franchises and serve parts of these areas in which the Company has franchises.


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

    VIACOM TELEVISION. The Company owns and operates the following five television properties:

                                    NETWORK
STATION AND                         AFFILIATION
METROPOLITAN                        AND EXPIRATION            YEAR
AREA SERVED                  TYPE   DATE OF AGREEMENT       ACQUIRED
- - --------------------------------------------------------------------
KMOV-TV
 St. Louis, MO               VHF    CBS/December 31, 1994    1986

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

STATION AND
METROPOLITAN                       POWER      RADIO            YEAR
AREA SERVED            FREQUENCY   WATTS      STATION FORMAT   ACQUIRED
- - -----------------------------------------------------------------------
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

STATION AND
METROPOLITAN                       POWER      RADIO            YEAR
AREA SERVED            FREQUENCY   WATTS      STATION FORMAT   ACQUIRED
- - -----------------------------------------------------------------------
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

    COMPETITION WITH TELEPHONE COMPANIES. In a recent decision by the U.S. District Court for the Eastern District of Virginia, the Court declared the restrictions contained in the Communications Act on the provision of video programming by a telephone company in its local service area to be unconstitutional and has enjoined enforcement of those restrictions. The Court has held that this decision does not apply to geographic areas outside of its jurisdiction. An appeal of the Court's holding of the unconstitutionality of such restrictions has been filed. Several similar suits have recently been filed in different jurisdictions by regional Bell Operating Companies (including NYNEX) ("BOCs") challenging the very same restrictions. In an interpretation of the current restrictions contained in the Communications Act, the FCC in 1992 established its "Video Dial Tone" policy. The Video Dial Tone policy is being challenged in court by cable interests as violating the Communications Act. It is also being challenged by telephone interests as not being liberal enough. The policy permits in-service-area delivery of video programming by a telephone company (a "telco", as further defined below) and exempts telcos from the Communications Act's franchising requirements so long as their facilities are capable of two-way video and are used for transmission of video programming on a common carrier basis,
i.e. use of the facilities must be available to all programmers
- - ----
and program packagers on a non-discriminatory, first-come first-served basis. Telcos are also permitted to provide to facilities users additional "enhanced" services such as video gateways, video processing services, customer premises equipment and billing and collection. These can be provided on a non-common carrier basis.
There are currently pending in Congress four principal bills (in the Senate, S. 1086, the Telecommunications Infrastructure Act of 1993, and
S. 1822, the Communications Act of 1994 (which is expected to supersede
S. 1086) and in the House, H.R. 3626, the Antitrust Reform Act 1993, and H.R. 3636, the National Communications Competition and Information Infrastructure Act of 1993) which would, among other things, permit a

BOC or a Regional Holding Company ("RHC"; a BOC or RHC, a "telco") to offer cable service under certain stated conditions including providing safeguards and transition rules designed to protect against anti-competitive activity by the telcos and cross-subsidization of a telco's cable business by the telco's charges to its telephone customers.
These bills also generally eliminate state and local entry barriers which currently either prohibit or restrict an entity's (including a cable operator's) capacity to offer telecommunications services (including telephone exchange service) in competition with telcos and to interconnect on a non-discriminatory basis with telcos and utilize certain telco facilities in order to provide service in competition with a telco. The Clinton Administration has indicated its intention to propose reform of federal telecommunications legislation, although such proposal has not been finalized. At present, state and/or local laws do not prohibit cable television companies from engaging in certain kinds of telephony business in most states. Viacom Cable is a general partner in three partnerships providing commercial competitive access services which link business customers to long distance carriers via private networks owned by the cable television company partners and leased to the partnerships. If the pending legislation does not become law, and the various appeals courts uphold the unconstitutionality of the Communications Act's restrictions on telco video programming, the telcos have stated their intent to immediately enter the video programming business.

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

    MUST CARRY/RETRANSMISSION CONSENT. The 1992 Cable Act contains provisions which grant certain Must Carry rights to commercial broadcast television stations that are "local" to communities served by a cable system, including the right to elect either to require a cable operator to carry the station pursuant to the Must Carry provisions of the Act or to require that the cable operator secure the station's Retransmission Consent on a negotiated basis before the station can be carried (i.e., retransmitted) on the cable system. Each of the
         ----
Company's television stations elected in 1993 to negotiate with their local cable systems for the systems' right to retransmit the station's signal. All such negotiations were successfully completed assuring continued carriage of each station on all of their local cable systems at least through December 1996. The Must Carry Rules were challenged by cable program services and cable system operators. In April 1993, a District of Columbia three judge court upheld the rules against a facial First Amendment attack. The U.S. Supreme Court accepted review; oral argument was heard in January 1994 and a decision is expected by July 1994. If the Must Carry Rules are determined to be unconstitutional, the Company's television stations do not expect to be materially affected since they expect to continue to obtain carriage pursuant to Retransmission Consent negotiations. If a station is not carried by a cable system in its area, that station could experience a decline in revenues. The Company's television stations have traditionally been carried prior to the institution of Retransmission Consent and in the absence of Must Carry. (See "BUSINESS -- Regulation
- - -- Viacom Cable Television -- Must Carry/Retransmission Consent and Compulsory Copyright")

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

                                      POSITIONS WITH VIACOM INC.
        NAME             AGE                  AND THE COMPANY
- - ------------------------------------------------------------------------
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

REPORT OF INDEPENDENT ACCOUNTANTS
- - ---------------------------------


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
February 4, 1994, except as to Note 2, which is as of March 11, 1994

MANAGEMENT'S STATEMENT OF RESPONSIBILITY FOR FINANCIAL REPORTING
- - ----------------------------------------------------------------

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

                                      --



                                VIACOM INC. AND
                   VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS
                            -----------------------
                            OF SHAREHOLDERS' EQUITY
                            -----------------------
                             (Thousands of dollars)

                          Preferred     A Common Stock      B Common Stock   Paid-in  Accumulated
                            Stock      Shares    Amount    Shares    Amount  Capital    Deficit
                            -----      ------    ------    ------    ------  -------    -------
Viacom Inc:
- - -----------

December 31, 1990                --  53,365,870  $  534  53,365,870  $  534  $526,563  $(161,468)

Issuance of B Common
  Stock                          --          --      --  13,492,484     135   382,780         --
Exercise of stock
  options                        --         583      --         583      --        33         --
Conversion of 5.75%
  debentures                     --         700      --         700      --        39         --
Net loss                         --          --      --          --      --        --    (49,657)
                         ----------  ----------  ------  ----------  ------  --------  ---------

December 31, 1991                --  53,367,153     534  66,859,637     669   909,415   (211,125)
                         ----------  ----------  ------  ----------  ------  --------  ---------

B Common Stock issued
  as satisfaction of
  LTIP liability                 --          --      --     177,897       2     6,892         --
Exercise of stock
  options                        --      13,187      --      32,104      --     1,157         --
Conversion of 5.75%
  debentures                     --          50      --         50       --         2         --
Net earnings                     --          --      --         --       --        --     48,965
                         ----------  ----------  ------  ----------  ------  --------  ---------

December 31, 1992                --  53,380,390     534  67,069,688     671   917,466   (162,160)
                         ----------  ----------  ------  ----------  ------  --------  ---------

Issuance of Series A
  and Series B Preferred
  Stock                  $1,800,000          --      --          --       --   (5,363)        --
Exercise of stock
  options                        --      68,935       1     277,443        2    8,761         --
Net earnings                     --          --      --          --       --       --    170,952
Preferred Stock
  dividend requirements          --          --      --          --      --        --    (12,750)
                         ----------  ----------  ------  ----------  ------  --------  ---------

December 31, 1993        $1,800,000  53,449,325    $535  67,347,131    $673  $920,864  $  (3,958)
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
- - ----------------------------

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
- - ----------------------------

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
- - ----------------------------

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
                                        ==========  ==========  ==========

                                VIACOM INC. AND
                  VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


13) QUARTERLY FINANCIAL DATA (unaudited):

Summarized quarterly financial data for 1993 and 1992 appears below:

                             First    Second     Third    Fourth
                            Quarter   Quarter   Quarter   Quarter   Total Year
                            -------   -------   -------   -------   ----------
                             (Thousands of dollars, except per share amounts)
1993
- - ----
Revenues                   $470,650  $495,799  $508,122  $530,378   $2,004,949
Earnings from operations   $ 90,182  $106,562  $110,153  $ 78,098   $  384,995
Earnings before
 extraordinary losses
 and cumulative effect
 of changes in
 accounting principle (1)  $ 70,626  $ 41,628  $ 30,901  $ 26,326   $  169,481
Net earnings               $ 80,964  $ 41,628  $ 22,034  $ 26,326   $  170,952
Net earnings
 attributable to
 common stock (2)          $ 80,964  $ 41,628  $ 22,034  $ 13,576   $  158,202
Net earnings per
 common share:
  Earnings before
   extraordinary losses
   and cumulative effect
   of changes in
   accounting principle    $    .59  $    .35  $    .25  $    .11   $     1.30
 Net earnings              $    .67  $    .35  $    .18  $    .11   $     1.31
Average number of
  common shares             120,479   120,517   120,645   120,782      120,607

1992
- - ----
Revenues                   $430,568  $451,053  $471,498  $511,564   $1,864,683
Earnings from
 operations (3)            $ 83,399  $ 96,873  $100,010  $ 67,645   $  347,927
Earnings (loss) before
 extraordinary losses (4)  $ 10,527  $ (1,145) $ 45,049  $ 11,654   $   66,085
Net earnings (loss)        $  7,088  $(14,826) $ 45,049  $ 11,654   $   48,965
Net earnings (loss)
 per common share:
  Earnings (loss) before
  extraordinary losses     $    .09  $   (.01) $    .37  $    .10   $      .55
 Net earnings (loss)       $    .06  $   (.12) $    .37  $    .10   $      .41
Average number of
 common shares              120,228    120,229  120,230   120,250      120,235


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


             VIACOM INC. AND VIACOM INTERNATIONAL INC. AND SUBSIDIARIES

                        SCHEDULE IX - SHORT-TERM BORROWINGS


                               (Thousands of Dollars)



          Col. A                 Col. B       Col. C       Col. D       Col. E        Col. F
          ------                 ------       ------       ------       ------        ------
                                                          Maximum      Average        Weighted
                                             Weighted      Amount       Amount        Average
                                Balance at   Average     Outstanding  Outstanding  Interest Rate
Category of Aggregate          Beginning of  Interest    During the   During the    During the
Short-term Borrowings             Period       Rate        Period      Period(A)     Period(A)
- - ---------------------          -----------   --------    ----------   -----------  -------------
Year ended December 31, 1993
  Money Market                  $      --       --       $  23,000     $    305        3.68%
  Commercial Paper              $  60,879     3.68%      $ 174,257     $122,744        3.64%

Year ended December 31, 1992:
  Money Market                  $      --       --       $   6,000     $  1,684        4.66%
  Commercial Paper              $   9,984     3.83%      $ 144,638     $ 74,214        4.51%

Year ended December 31, 1991:
   Money Market                 $      --       --       $  20,000     $  1,293        6.28%
   Commercial Paper             $  73,425     5.51%      $ 188,975     $108,985        6.58%





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

Item 10.  Directors and Executive Officers

     For information concerning the current executive officers of Viacom Inc. and the Company, see "Executive Officers of Viacom Inc. and the Company" in
Part I of this report.

     Set forth below is certain information concerning the directors of Viacom Inc and the Company. Each director is also a director of Paramount.


                                           Corporation Offices
                                                   and
    Director*                              Principal Occupation**
    --------                               --------------------

     George S. Abrams                   Associated with Winer & Abrams, a
        Age 61                          law firm located in Boston,
     Director since 1987                Massachusetts, for more than five
                                        years.  Mr. Abrams became a director of
                                        Paramount in 1994 and NAI in 1992.  He
                                        is the former General Counsel and Staff
                                        Director of the United States Senate
                                        Judiciary Committee on Refugees.  Mr.
                                        Abrams is also a member of the Boards
                                        of Trustees and Visiting Committees of
                                        a number of art museums, art-related
                                        organizations and educational
                                        institutions.


     Frank J. Biondi, Jr.               President, Chief Executive Officer of
        Age 49                          Viacom Inc. and the Company since
     Director since 1987                July 1987 and Paramount since March
                                        1994.  Mr. Biondi became a director of
                                        Paramount in 1994.  From November 1986
                                        to July 1987, Mr. Biondi was Chairman,
                                        Chief Executive Officer of Coca-Cola
                                        Television and, from 1985, Executive
                                        Vice President of the Entertainment
                                        Business Sector of The Coca-Cola
                                        Company.  Mr. Biondi joined Home Box
                                        Office in 1978 and held various
                                        positions there until his appointment as President, Chief Executive Officer in
                                        1983.  In 1984, he was elected to the
                                        additional position of Chairman and
                                        continued to serve in such capacities
                                        until October 1984. Mr. Biondi recently became a director of Maybelline, Inc.


     Philippe P. Dauman                 Executive Vice President, General
        Age 40                          Counsel, Chief Administrative
     Director since 1987                Officer and Secretary of Viacom Inc.,
                                        the Company and Paramount since March
                                        1994.  Mr. Dauman became a director of
                                        Paramount in 1994 and NAI in 1992.
                                        From February 1993 to March 1994, Mr.
                                        Dauman served as Senior Vice President,
                                        General Counsel and Secretary of Viacom
                                        Inc. and the Company. Prior to that,
                                        Mr. Dauman was a partner in the law firm of Shearman & Sterling in New York, which he joined in 1978.


     William C. Ferguson                Chairman of the Board and Chief
        Age 63                          Executive Officer of NYNEX since
     Director since 1993                October 1989.  Mr. Ferguson became a
                                        director of Paramount in 1994.  He
                                        served as Vice Chairman of the Board of
                                        NYNEX from 1987 to 1989 and as President and Chief Executive Officer from June to
                                        September 1989.  He has served as a
                                        director of NYNEX since 1987.  He is
                                        also a director of CPC International,
                                        Inc. and General Re Corporation.


                                III-1

                                         Corporation Offices
                                                 and
    Director*                            Principal Occupation**
    --------                             --------------------

     H. Wayne Huizenga                Chairman of the Board and Chief
        Age 56                        Executive Officer of Blockbuster
     Director since 1993              since April 1987.  Mr. Huizenga became
                                      a director of Paramount in 1994.  He
                                      served as President of Blockbuster from
                                      April 1987 until June 1988. He is a
                                      co-founder of Waste Management, Inc.
                                      (now known as (WMX Technologies, Inc.
                                      ("WMX")), a waste disposal and
                                      collection company, where he served in
                                      various capacities, including President,
                                      Chief Operating Officer and a director,
                                      until May 1984.  From May 1984 to the
                                      present, Mr. Huizenga has been an
                                      investor in other businesses and is the
                                      sole shareholder and Chairman of the
                                      Board of Huizenga Holdings, Inc.
                                      ("Holdings"), a holding and
                                      management company with various
                                      business interests.  In connection with
                                      these business interests, Mr. Huizenga
                                      has been actively involved in strategic
                                      planning for, and executive
                                      management of, these businesses.  He
                                      also has a majority ownership interest in Florida Marlins Baseball, Ltd., a Major
                                      League Baseball sports franchise, owns
                                      the Florida Panthers Hockey Club, Ltd.,
                                      a National Hockey League sports
                                      franchise, and has a limited partnership interest in Miami Dolphins, Ltd. ("Miami
                                      Dolphins"), a National Football League
                                      sports franchise, and an ownership
                                      interest in Robbie Stadium Corporation
                                      and certain affiliated entities, which own and operate Joe Robbie Stadium in South Florida. Mr. Huizenga has entered into an agreement to purchase the remaining ownership interest in the Miami Dolphins. He is Chairman of the
                                      Board of Directors of Spelling
                                      Entertainment Group Inc.  He is also a
                                      director of Discovery Zone, Inc. and
                                      Republic Pictures Corporation.

     Ken Miller                       President, Chief Executive Officer
       Age 51                         of The Lodestar Group, an
     Director since 1987              investment firm, since 1988. Mr. Miller
                                      became a director of Paramount in 1994.
                                      He was Vice Chairman of Merrill Lynch
                                      Capital Markets during 1987 and a Managing
                                      Director of Merrill Lynch Capital Markets for more than the preceding five years.
                                      He is Chairman of the Board of Directors of Kinder-Care Learning Centers, Inc.

     Brent D. Redstone                Assistant District Attorney for
        Age 43                        Suffolk County, Massachusetts from
     Director since 1991              1976 to October 1991, serving from
                                      1988 through 1991 on the Homicide Unit
                                      responsible for the investigation and
                                      trial of homicide cases.  Mr. Redstone
                                      became a director of Paramount in 1994
                                      and NAI in 1992.



                                III-2

                                         Corporation Offices
                                                 and
    Director*                            Principal Occupation**
    --------                             --------------------

     Sumner M. Redstone               Chairman of the Board of Viacom Inc.
        Age 69                        and the Company since June 1987 and
     Director since 1986              Paramount since April 1994.  Mr. Redstone
                                      became a director of Paramount in 1994.
                                      He has served as Chairman of the Board of NAI since 1986 and President, Chief
                                      Executive Officer of NAI since 1967.
                                      Mr. Redstone is the former Chairman of
                                      the Board of the National Association
                                      of Theater Owners and is currently a
                                      member of its Executive Committee. During the Carter Administration, Mr. Redstone was appointed a member of the Presidential
                                      Advisory Committee on the Arts for the
                                      John F. Kennedy Center for the Performing
                                      Arts and, in 1984, he was  appointed a
                                      Director of the Kennedy Presidential
                                      Library Foundation.  Mr. Redstone has
                                      recently accepted a visiting professorship at Brandeis University. Since 1982, Mr.
                                      Redstone has been a member of the faculty of Boston University Law School, where he has lectured in entertainment law. Mr.
                                      Redstone graduated from Harvard University in 1944 and received an LL.B. from Harvard
                                      University School of Law in 1947.  Upon
                                      graduation, Mr. Redstone served as Law
                                      Secretary with the United States Court of
                                      Appeals, and then as a Special Assistant to the United States Attorney General.


     Frederic V. Salerno              Vice Chairman -- Finance and and
        Age 49                        Business Development of NYNEX since
     Director since 1994              March 1, 1994.  Mr. Salerno became a
                                      director of Paramount in 1994.  He was
                                      Vice Chairman of the Board of NYNEX and
                                      President of the Worldwide Services
                                      Group from 1991 to 1994 and President
                                      and Chief Executive Officer of New York
                                      Telephone Company from 1987 to 1991. He has served as a director of NYNEX since
                                      1991.  He is also a director of The Bear
                                      Stearns Companies Inc. and Avnet, Inc.

     William Schwartz                 Vice President for Academic Affairs
        Age 59                        (the chief academic officer) of Yeshiva
     Director since 1987              University since 1992 and University
                                      Professor of Law at Yeshiva University
                                      and the Cardozo School of Law since
                                      1991. Mr. Schwartz became a director of Paramount in 1994. He has been of Counsel to Cadwalader, Wickersham & Taft since 1988. Mr. Schwartz was Dean of the Boston University School of Law from
                                      1980 to 1988, a professor of law at
                                      Boston University from 1955 to 1991 and
                                      Director of the Feder Center for Estate
                                      Planning at Boston University School of
                                      Law from 1988 to 1991. He has served as
                                      Chairman of the Board of Directors of
                                      UST Corporation since 1993. He previously served as Vice Chairman of UST Corporation since 1985 and has been a director of UST
                                      Corporation for more than five years.
                                      Mr. Schwartz is a trustee of several
                                      educational and charitable organizations and an honorary member of the National
                                      College of Probate Judges.  He served



                                III-3

                                         Corporation Offices
                                                 and
    Director*                            Principal Occupation**
    --------                             --------------------

                                      as Chairman of the Boston Mayor's
                                      Special Commission on Police
                                      Procedures and was formerly a member
                                      of the Legal Advisory Board of the New
                                      York Stock Exchange.












 * Brent Redstone is the son of Sumner Redstone. None of the other directors is related to any other director or executive officer of Viacom
Inc., the Company or Paramount by blood, marriage or adoption.

**   NAI, Paramount and the Company are affiliates of Viacom Inc.  None of the other corporations or organizations indicated herein is a parent, subsidiary or other affiliate of Viacom Inc.



                                III-4

Item 11.  Executive Compensation

Compensation Committee Report on Executive Compensation
- - -------------------------------------------------------

     All members of the Compensation Committee are non-employee directors. The members include Mr. Sumner Redstone, the controlling shareholder of Viacom Inc. The Committee reviews and, with any changes it believes appropriate, approves Viacom Inc.'s executive compensation. Independent compensation consultants have advised the Committee with respect to the long-term incentive compensation plans since 1987.

     The objectives of the executive compensation package for Viacom Inc.'s executive officers are to:

     - Set levels of base salary and annual bonus compensation that will attract and retain superior executives in the highly competitive environment of media companies;

     - Provide annual bonus compensation for executive officers that varies directly with Viacom Inc.'s financial performance and, in the case of executive officers with divisional responsibilities, also with the financial performance of their respective divisions, and, in addition, reflects the executive officer's individual contribution to that performance; and

     - Provide long-term incentive compensation that is tied to Viacom Inc.'s stock price so as to focus the attention of executives on managing Viacom Inc. from the perspective of an owner with an equity stake.

     Viacom Inc. has just completed a historic transaction in the acquisition of Paramount. It is therefore more crucial than ever that Viacom Inc. attract and retain executives with broad media-based experience. The Committee's goal is to develop a compensation package that enables Viacom Inc. to accomplish this.

     In that connection, the Committee evaluates the competitiveness of its executive compensation packages based on information from a variety of sources, including information supplied by consultants and information obtained from the media or from Viacom Inc.'s own experience. The Committee also focuses on executive compensation offered by the members of the peer group included in the Performance Graph* set forth below. At times, the Committee also evaluates compensation at a broader range of companies whether or not included in the peer group that have particular lines of business comparable to those of Viacom Inc.

- - ----------
*As a result of the Paramount Merger and the anticipated Blockbuster Merger, it is likely that the composition of the peer group included in the Performance Graph will be reviewed and adjusted for subsequent years.


                                III-5

     While the Committee evaluates this information and has generally attempted to peg overall compensation to the median to 75th percentile level (with base salaries generally being pegged to the median level and annual bonus compensation to the 75th percentile level), it ultimately determines the appropriate compensation for each position based on the requirements and characteristics of that position and the knowledge, skills and abilities of the executive. For Viacom Inc.'s executive officers as a whole and for Mr. Biondi specifically, the Committee believes that it has achieved its goal of providing overall 1993 compensation, and the base salary and annual bonus components, at the median to 75th percentile level.

Executive Compensation
- - ----------------------

     Executive compensation is comprised of base salary, annual bonus compensation and long-term incentive compensation in the form of stock options and phantom share awards. Long-term incentive compensation for executive officers with divisional responsibilities has also included performance share awards tied to divisional performance.

Base Salaries
- - -------------

     Base salary levels for executive officers are consistent with competitive practice and level of responsibility. Base salary levels for the more senior executive officers are generally set forth in the executives' employment contracts and increases in their base salary in 1993 were generally made in accordance with their contracts. Increases in base salary in 1993 for other senior executives were set consistent with the considerations discussed above with respect to base salary levels and increases were within the range of percentages by which the salaries of other senior executives at that level increased. The employment contracts for Mr. Biondi and the other four named executive officers are described below under the caption "Employment Contracts".

Incentive Compensation
- - ----------------------

Limits to Tax Deductibility of Executive Compensation
- - -----------------------------------------------------

     The Omnibus Budget Reconciliation Act of 1993 added Section 162(m) to the Internal Revenue Code of 1986, as amended, generally limiting to $1,000,000 the federal tax deductibility of compensation (including stock options) paid to Viacom Inc.'s Chief Executive Officer and the four most highly compensated officers, other than the Chief Executive Officer, starting with the 1994 calendar year. The tax law change includes an exception to the deduction limitation for performance-based compensation (including stock-based compensation, such as stock options), provided such compensation meets certain requirements, including shareholder approval. The Viacom Inc.
Senior Executive Short-Term Incentive Plan (the "Senior Executive STIP") and the 1994 Viacom Inc. Long-Term Management Incentive Plan (the "New
LTMIP") have been designed to comply with this exception.  The Senior
Executive STIP will provide objective performance-based annual bonuses for selected executive officers of Viacom Inc., subject to a maximum limit, starting with the 1994 calendar year. Long-term incentive compensation for Viacom Inc.'s executive officers will be provided under the New LTMIP starting with the 1994 calendar year, primarily through grants of stock options. The Viacom Inc. Board of Directors has adopted, and is recommending that the shareholders approve, the Senior Executive STIP and the New LTMIP. Viacom Inc. does not expect compensation paid to Viacom Inc.'s Chief Executive Officer and the other four most highly compensated officers for 1994 to exceed the
Section 162(m) deductibility limit because of the anticipated shareholder approval of the Senior Executive STIP and the New LTMIP, the effect of the "grandfathering" provisions of the tax laws and the deferral of a portion (not in excess of 15%) of annual cash compensation under the Company's 401(k) and excess 401(k) plans.



                                III-6

Annual Bonus Compensation
- - -------------------------

     Annual bonus compensation for Viacom Inc.'s executive officers from 1989 through 1993 was provided under the Company's Short-Term Incentive Plan
(the "STIP"). During each of those calendar years, target levels of annual operating income and cash flow were established for Viacom Inc. as a whole and for each of its divisions and subsidiaries. Operating income is defined as revenues less operating expenses (other than depreciation and amortization); cash flow is defined as operating income (as defined) less cash capital expenditures and increases or decreases in working capital and in other balance sheet investments. Historically, the operating income and cash flow goals have generally been given equal weight. Additional targets have also been established for specific divisions and subsidiaries. For 1993, operating income and cash flow goals were given equal weight for Viacom Inc. as a whole and were generally given equal weight for its divisions and subsidiaries.

     The level of achievement of the applicable corporate or divisional goals determined the aggregate amounts available for funding awards for corporate or divisional executives; the amounts were subject to upward or downward adjustment pursuant to a mathematical formula based on the level of achievement and could exceed 100% of targeted amounts. The aggregate amount available for funding annual bonuses for executive officers with exclusive corporate responsibilities was based exclusively on achievement of Viacom Inc.'s annual financial targets. For executive officers with divisional responsibilities, most (approximately 80%) of their annual bonuses (including 1993 bonuses) was based on the aggregate amounts available for annual bonuses for their particular divisions, which was determined by the level of achievement of the applicable divisional targets; the remaining 20% was based on the aggregate amount available for annual bonuses for corporate executives.

     The Committee approved a specific target bonus for each executive officer which was expressed as a percentage of his salary. These targets are included in the executive officers' employment contracts and for the named executive officers other than Mr. Biondi are described below under the caption "Employment Contracts".

     At the beginning of each calendar year, the executive officers were assigned individual goals for that year. The goals for executive officers with divisional responsibilities tended to parallel the applicable divisional goals. At the end of each calendar year, an assessment was made of each executive officer's individual performance. If the officer had achieved 100% of his individual goals, he would receive an award of 100% of his target bonus, assuming the applicable corporate and/or divisional targets had been fully achieved. Thus, since the applicable individual and corporate and/or divisional targets for 1991 and 1992 were both fully met or exceeded, each of the named executives received at least 100% of their target bonus for those years. The applicable individual and corporate targets and the targets of each division, other than the Cable Division, were also fully met or exceeded for 1993 and each of the named executives, other that Mr. Goddard, received at least 100% of their target bonus for 1993. In addition, each of such executives also received a special bonus in recognition of their outstanding personal contributions to such achievement, as well as their special efforts to effect the Paramount Merger. Mr. Goddard's 1993 annual bonus reflected the Cable Division's less than 100% achievement of its targets.



                                III-7

Long-Term Incentive Compensation
- - --------------------------------

     The Committee believes that the use of equity-based long-term incentive plans directly links executive interests to enhancing shareholder value.

     Viacom Inc.'s first long-term incentive program was provided under the Viacom Inc. Long-Term Incentive Plan ("LTIP"), established in 1987 after the Company was acquired by NAI. The LTIP was developed with the assistance of Towers Perrin, an independent consultant. Since it was crucial to the success of Viacom Inc. that it attract and retain the services of experienced executives, the Committee awarded a single substantial grant of phantom shares to Viacom Inc.'s executive officers as of August 1987. The size of the grant to each executive was within the range assigned to the executive's relative level of responsibility. Payment for most LTIP phantom shares was accelerated and made in December 1992. The reasons for the acceleration and the operation of the LTIP are described in more detail below.

     Most subsequent long-term incentive compensation for Viacom Inc.'s executive officers has been provided under the five (5) year Viacom Inc. 1989 Long-Term Management Incentive Plan (the "LTMIP") through annual stock option grants. The LTMIP was also developed with the assistance of Towers Perrin.

     Payments for phantom shares granted under the LTIP was based on the amount by which the fair market value of the Viacom Inc. Common Stock as of certain valuation dates exceeded the initial value of the phantom shares on the date of grant, subject to a $31.23 per share payment limit. These phantom shares had an average initial value of $19.50. In 1990, Viacom Inc. issued a share of Class B Common Stock for each share of Class A Common Stock then outstanding. As adjusted by the Committee for this stock split, the value of each phantom share was determined by reference to the combined fair market values of a share of Class A Common Stock and a share of Class B Common Stock. The first valuation date was December 15, 1992 for 25% of the grant, although a portion of these phantom shares were valued as of December 15, 1990. The second valuation date was December 15, 1993 for another 25% and the final valuation date is December 15, 1994 for the remaining 50%. These phantom shares vested over the three year period from 1987 through 1990.

     Subsequent minor grants of LTIP phantom shares were made with initial values set at the fair market value of the Viacom Inc. Common Stock at the time of grant.

     On December 17, 1992, the Committee approved the acceleration of the valuation and payment to active employees, including Viacom Inc.'s executive officers, of the LTIP phantom shares granted as of August 1987 that would otherwise be valued and paid after the December 15, 1993 and December 15, 1994 valuation dates. Payment for these phantom shares was made in December 1992 at the same time that payment was made for the LTIP phantom shares with a December 15, 1992 valuation date. The Committee took this action, in part, to preserve individual and corporate tax benefits which might be lost in the future if certain announced tax law changes were enacted. The Committee also took this action because these phantom shares had already reached the $31.23 per share payment limit, thereby reducing their value as incentives to enhancing shareholder value, and because the remaining valuation and payment dates (i.e., December 15, 1993 and December 15, 1994) were more than six or seven years after the original grant. For a description of the acceleration of the valuation and payment of Mr. Biondi's LTIP phantom shares, see "Chief Executive Officer's Compensation" below.



                                III-8

     Under the LTMIP, the Committee awarded annual grants of stock options for Class B Common Stock to Viacom Inc.'s executive officers for the years 1990, 1991, 1992 and 1993. The Committee also awarded Mr. Dauman a special one-time grant of 60,000 stock options for Class B Common Stock as of February 1, 1993 when he became an executive officer of Viacom Inc. and the Company. The exercise price of all of these stock options was set at the fair market value of the Class B Common Stock at the time of grant. The grant awarded by the Committee for 1989 consisted of a combination of stock options and phantom shares. Included in Messrs. Biondi, Braun, Goddard and Weinstein's 1989 grant were certain stock options conditioned upon their becoming available from forfeitures by other participants in the LTMIP. After the 1990 stock split, the Committee adjusted the phantom shares granted in 1989 in the same manner that it adjusted the LTIP phantom shares and each stock option granted in 1989 became exercisable for a share of Class A Common Stock and a share of Class B Common Stock. All of the stock options granted under the LTMIP are ten-year non-qualified options that become fully exercisable four years after the grant.


     The pattern for determining awards to Viacom Inc.'s executive officers under the LTMIP was essentially consistent with the pattern developed for the LTIP except that (i) each of the five awards to these officers for the 1989 through 1993 period was approximately one-fifth of the size of the 1987 LTIP grants to executives at their level and (ii) an effort was made to reduce the difference between the grants at the divisional Chairman level and the grants at the divisional President level. The 1993 LTMIP awards were generally consistent with the pattern described above. The amounts therefore reflected the amounts of outstanding awards, as adjusted for promotions. In addition, from time to time, in determining the amount of the LTMIP awards, special note was taken of either a unique competitive situation or extraordinary individual contributions which had already occurred or were expected in the future. Mr. Dauman's initial LTMIP grant was thus intended in part, to attract him to Viacom Inc. and, in part, to recognize his extraordinary services to Viacom Inc. before he became an executive officer of Viacom Inc.

     In 1993, the Viacom Inc. Long-Term Incentive Plan (Divisional) (the "Divisional LTIP") was adopted by the Committee. The Divisional LTIP was developed with the assistance of Frederic W. Cook & Co., Inc. to provide long-term compensation for divisional executives based on the performance of their respective divisions. The Divisional LTIP is designed to provide divisional executives with annual grants of performance shares that vest after three years. Long-term financial and strategic goals are established by the Committee for each division or subsidiary at the time the performance shares are granted. The amount payable for the performance shares is based on the achievement during the three years of those goals, with the amounts payable varying directly with the level of achievement. Amounts are payable if certain, though not all, of the goals are achieved provided certain minimum levels are achieved.

     The first grant of performance shares under the Divisional LTIP was made in June 1993 with respect to the three year period that commenced January 1, 1993. The financial goals included the attainment of specified levels of cumulative operating income and average return on net assets employed. In addition, strategic targets were established for specific divisions and subsidiaries. The Committee established the amounts and terms of these grants. Executive officers with divisional responsibilities such as Messrs. Braun and Goddard received a grant under the Divisional LTIP for the three year period that commenced January 1, 1993. The 1992 and 1993 LTMIP grants to these executives were reduced to reflect their participation in the Divisional Plan. It is expected that long-term compensation for 1994 and subsequent years for executive officers with divisional responsibilities will be awarded under the New LTMIP and not under the Divisional LTIP.

Chief Executive Officer's Compensation
- - --------------------------------------

     Mr. Biondi's compensation package was negotiated in 1987 when he became President, Chief Executive Officer of Viacom Inc. and the Company. It included his initial base salary and 10% annual rate of increase, his guaranteed annual bonus compensation and a grant of 240,000 LTIP phantom shares. His employment contract is more fully described below under the caption "Employment Contracts".



                                III-9

     Mr. Biondi's salary increased during 1993 by the stipulated 10%. His 1993 annual bonus reflected full achievement of Viacom Inc.'s operating income and cash flow goals for the year. In addition, he received a special bonus in recognition of his outstanding personal contribution to that achievement, as well as his special efforts to effect the Paramount Merger. Mr. Biondi's 1993 stock option award under the LTMIP is consistent with the overall program and is shown below in the Summary Compensation Table.

     As part of the Committee's approval of the accelerated valuation and payment of the LTIP phantom shares discussed above, the Committee approved the December 1992 payment of Mr. Biondi's LTIP phantom shares with December 15, 1993 and December 15, 1994 valuation dates. Payment was made in shares of Class B Common Stock with the number of shares based on the fair market value of the Class B Common Stock on December 17, 1992. The Committee determined that payment to Mr. Biondi in stock, rather than cash, was preferable because Mr. Biondi's LTIP phantom shares, unlike those of other employees, were not subject to the $31.23 per share payment limit, and the payment in stock would allow him to continue to benefit from, and would further link his interests to, increases in shareholder value. As a result of the foregoing, Mr. Biondi recognized taxable income and the Company recognized a corresponding deduction, of $10,263,600, of which $3,370,053 was withheld as taxes and the remainder paid as 177,897 shares of Class B Common Stock, all of which have been retained by Mr. Biondi. Mr. Biondi also received a cash payment in December 1992 in the amount of $3,421,200 for his LTIP phantom shares with a December 15, 1992 valuation date.

Sumner M. Redstone, Chairman
George S. Abrams
Philippe P. Dauman*
William C. Ferguson
H. Wayne Huizenga
Ira A. Korff**
Jerome Magner**
Ken Miller
Brent D. Redstone
Frederic V. Salerno***
William Schwartz
Members of the Compensation Committee














- - ----------
*Mr. Dauman resigned from the Compensation Committee on February 1, 1993 when he became an executive officer of Viacom Inc. and the Company.
**Messrs. Korff and Magner resigned on March 15, 1994 when they resigned from the Boards of Directors of Viacom Inc. and the Company.
***Mr. Salerno became a member of the Compensation Committee when he became a director of Viacom Inc. and the Company on January 27, 1994.



                                III-10

                                           Summary Compensation Table
                                           --------------------------

                             Annual Compensation(1)   Long-Term Compensation
                             ----------------------   ----------------------
                                                        Awards       Payouts
  Name and                                              ------       -------
  Principal                                           Securities                   All Other
  Position at                                         Underlying     LTIP          Compensa-
  End of Fiscal 1993    Year    Salary       Bonus    Options(2)     Payouts       tion (3)
  ------------------    ----    ------       -----    ----------     -------       -------
  Frank J. Biondi, Jr.  1993  $1,010,904  $1,600,000    90,000         0           $65,180
  President, Chief      1992     922,045   1,000,000    90,000    $13,684,800(4)    46,032
  Executive Officer     1991     835,151     900,000    90,000         0               --
  of Viacom Inc. and
  the Company

  Neil S. Braun         1993  $  552,115  $  450,000    30,000    $    39,038      $24,788
  Senior Vice President 1992     456,130     375,000    30,000      2,037,485(5)    16,275
  of Viacom Inc. and    1991     414,087     320,000    36,000          0               --
  the Company; Chairman,
  Chief Executive Officer
  of the Viacom
  Entertainment Group*

  Philippe P. Dauman    1993  $  553,846  $  900,000   120,000***        0               0
  Senior Vice President,
  General Counsel and
  Secretary of Viacom Inc.
  and the Company**

  John W. Goddard       1993  $ 562,154   $  500,000    40,500           0            $26,500
  Senior Vice President 1992    513,923      764,664    40,500     $4,028,670(4)       32,362
  of Viacom Inc. and    1991    474,228      708,000    54,000           0                 --
  the Company;
  President, Chief
  Executive Officer of
  the Viacom Cable
  Division


  ------
  *    On March 17, 1994, Mr. Braun relinquished his responsiblities as Chairman, Chief Executive
       Officer of the Viacom Entertainment Group.

  **   On March 15, 1994, Mr. Dauman became Executive Vice President, General Counsel, Chief
       Administrative Officer and Secretary of Viacom Inc. and the Company.

  ***  Mr. Dauman received two grants in 1993: a special one-time grant of 60,000 options for
       Class B Common Stock as of February 1, 1993 when he joined Viacom Inc. and a regular grant of 60,000 options for Class B Common Stock as of August 1, 1993.  See Option Grant
       Table below.



                                III-11

                                       Summary Compensation Table (cont'd)
                                       -----------------------------------

                             Annual Compensation(1)   Long-Term Compensation
                             ----------------------   ----------------------
                                                        Awards        Payouts
  Name and                                              ------        -------
  Principal                                           Securities                   All Other
  Position at                                         Underlying     LTIP          Compensa-
  End of Fiscal 1993    Year    Salary       Bonus    Options(2)     Payouts       tion (3)
  ------------------    ----    ------       -----    ----------     -------       -------
  Mark M. Weinstein      1993  $ 493,039   $ 450,000      30,000          0         $23,538
  Senior Vice President, 1992    368,538     225,000      30,000   $2,014,335(5)     15,118
  Government Affairs of  1991    337,038     300,000      27,000          0              --
  Viacom Inc. and the
  Company


  NOTES:

  (1)  For 1993, salary and bonus include compensation deferred under the Company's 401(k) and excess 401(k) plans for Mr. Biondi in the amount of $253,285, for Mr. Braun in the amount of $150,000, for Mr. Goddard in the amount of $53,000 and for Mr. Weinstein in the amount of $47,077.

  (2)  In addition, conditions relating to certain options granted in 1989 were met as follows:
       for Mr. Biondi for 834 options in 1993, 373 options in 1992 and 1,189 options in 1991;
       for Mr. Braun for 334 options in 1993, 149 options in 1992 and 475 options in 1991; for
       Mr. Goddard for 667 options in 1993, 299 options in 1992 and 951 options in 1991; and for
       Mr. Weinstein for 334 options in 1993, 149 options in 1992 and 475 options in 1991.  These options are more fully described above in the "Compensation Committee Report on Executive
       Compensation".

  (3)  Includes the following:  the Company's matching contributions under its 401(k) plan for
       Mr. Biondi of $4,497 for 1993 and $3,491 for 1992; for Mr. Braun of $1,375 for 1993 and
       $1,374 for 1992; and for each of Messrs. Goddard and Weinstein of $4,497 for 1993 and
       $4,364 for 1992; and credits for the Company's matching contributions under its excess
       401(k) plan for Mr. Biondi of $60,682 for 1993 and $42,541 for 1992; for Mr. Braun of
       $23,413 for 1993 and $14,901 for 1992; for Mr. Goddard of $22,003 for 1993 and $27,998
       for 1992; and for Mr. Weinstein of $19,041 for 1993 and $10,754 for 1992.  Disclosure
       regarding these items is not required for calendar year 1991.

  (4)  Consists of: $3,421,200 paid in cash for Mr. Biondi's LTIP phantom shares with a December
       1992 valuation date; and 177,897 shares of Class B Common Stock valued on December 17,
       1992 and $3,370,053 which was withheld as taxes for his LTIP phantom shares for which the valuation and payment was accelerated.  Mr. Biondi's LTIP payout is more fully described above in the "Compensation Committee Report on Executive Compensation".

  (5)  Represents substantially all amounts payable with respect to the LTIP phantom shares granted to the named executives.  Includes payment for the LTIP phantom shares with a
       December 1992 valuation date, as well as the accelerated payment of the LTIP phantom shares with future valuation dates.  The amount payable for their LTIP phantom shares was the $31.23 per share payment limit (except for certain minor grants made after 1987).
       The LTIP payouts are more fully described above in the "Compensation Committee Report on
       Executive Compensation".



                                III-12

                                        Option Grants in Fiscal 1993
                                        ----------------------------

       The following Option Grant Table includes columns designated "Potential Realizable Gain".  The calculations in those columns are based on hypothetical 5% and 10% growth assumptions proposed by the
  Securities and Exchange Commission.  There is no way to anticipate what the actual growth rate of the
  Class B Common Stock will be.


                              Individual Grants
                      -----------------------------------------------  Potential Realizable Gain at
                                     % of Total                        Assumed Annual Rates of
                        Number of     Options                         Stock Price Appreciation for
                        Shares of    Granted to                         Option Term Compounded
                         Class B     Employees                               Annually(1)
                       Common Stock     in        Exercise           ----------------------------
                        Underlying     Fiscal     Price       Expiration
  Name                   Options        1993     ($/Share)    Date         5%              10%
  -------------         ----------     -------   ---------   -------   -----------   ----------
  Frank J. Biondi, Jr.   90,000(2)     10.74%    $55 1/4    7/31/2003  $3,127,180    $7,924,885

  Neil S. Braun          30,000(2)      3.58%     55 1/4    7/31/2003   1,042,395     2,641,630

  Philippe P. Dauman     60,000(3)      7.16%     43 1/4    1/31/2003   2,084,785     5,283,255
                         60,000(2)      7.16%     55 1/4    7/31/2003   1,631,980     4,135,760

  John W. Goddard        40,500(2)      4.83%     55 1/4    7/31/2003   1,407,230     3,566,200

  Mark M. Weinstein      30,000(2)      3.58%     55 1/4    7/31/2003   1,042,395     2,641,628


  NOTES:

  (1)  The total potential gain for all five named executives over the ten year term of the options listed in the table would be 37/100 of one percent of the total gain in the Class B Common Stock value.  If the Class B Common Stock value were to appreciate 5% over the ten year term of the options, the value of all shares of Class B Common Stock owned by Viacom Inc.'s shareholders would grow from $3.7 billion to $6.1 billion, a gain of $2.4 billion.  If it were to appreciate 10%, the value of all outstanding shares of Class B Common Stock would grow from $3.7 billion to $9.7 billion, a gain of
       $6 billion.

  (2)  These options, which were granted as of August 1, 1993, will vest in one-third increments on August
       1, 1995, August 1, 1996 and August 1, 1997.  In addition, conditions relating to certain options granted in 1989 were met in 1993 as follows:  for Mr. Biondi for 834 options; for Mr. Braun for 334 options; for Mr. Goddard for 667 options; and for Mr. Weinstein for 334 options.  These options are more fully described above in the "Compensation Committee Report on Executive Compensation".

  (3)  These options, which were granted to Mr. Dauman as of February 1, 1993 when he joined Viacom Inc., will vest in one-third increments on August 1, 1994, August 1, 1995 and August 1, 1996.  These
       options are more fully described above in the "Compensation Committee Report on Executive
       Compensation".




                                III-13

                                Aggregated Option Exercises in Fiscal 1993
                                and Value of Options at End of Fiscal 1993
                                ------------------------------------------


                         Shares             Number of Securities(1)         Value of Unexercised
                        Acquired            Underlying Unexercised          In-the-Money Options
                           on      Value    Options at End of Fiscal 1993   at End of Fiscal 1993
  Name                  Exercise  Realized  Exercisable  Nonexercisable   Exercisable   Nonexercisable
  -------               --------  --------  -----------  --------------   -----------   --------------
  Frank J. Biondi, Jr.     -0-       -0-      138,000        270,000      $2,770,500      $2,823,750

  Neil S. Braun            -0-       -0-       56,000         96,000       1,122,500       1,051,500

  Philippe P. Dauman       -0-       -0-            0        120,000               0          97,500

  John W. Goddard          -0-       -0-       84,000        135,000        1,683,750       1,518,750

  Mark M. Weinstein        -0-       -0-       42,000         87,000          841,875         886,125


  NOTE:

  (1)  Options listed below are for shares of Class B Common Stock except that exercisable options include for Mr. Biondi 24,000 options each for a share of Class A Common Stock and a share of
       Class B Common Stock, for Mr. Braun 10,000 of such options, for Mr. Goddard 15,000 of such options and for Mr. Weinstein 7,500 of such options; the aggregate number of exercisable options includes two underlying securities for each of these options.


                                III-14


                                        Long-Term Incentive Plans
                                          Awards in Fiscal 1993
                                          ---------------------


                                                                       Estimated Future Payouts
                                                Performance          -----------------------------------
                           Number of            Period Until
  Name                     Performance Shares   Maturation(1)        Threshold   Target(2)     Maximum(3)
  ----------------         ------------------   -------------        ---------   ---------     ----------

  Frank J. Biondi, Jr.            0                  ---                 ---         ---            ---

  Neil S. Braun               6,875(4)              1/1/93-           $24,062.50     ---            ---
                                                   12/31/95

  Philippe P. Dauman              0                  ---                 ---         ---            ---

  John W. Goddard              5,600(5)             1/1/93-              (5)         ---            ---
                                                  12/31/95

  Mark M. Weinstein               0                  ---                 ---         ---            ---


  NOTES:

  (1)  These performance shares vest at the end of the three-year performance period.  They are more fully described above in the "Compensation Committee Report on Executive Compensation".

  (2)  The value of the performance shares will be determined by reference to the performance criteria.

  (3)  There is no maximum since the value of the performance shares can increase without limit pursuant to the formula established under the performance criteria.

  (4)  The performance criteria for determining the value of Mr. Braun's shares was based 50% on measuring
       Viacom Entertainment's cumulative operating income over the three-year period and 50% on the achievement during the three-year period of certain performance criteria which were targeted as key items in executing Viacom Entertainment's strategic plan.  It is expected that this criteria will be adjusted by the Compensation Committee to reflect the combination of Viacom and Paramount's
       Entertainment Groups.

  (5)  The performance criteria applicable to Mr. Goddard's performance shares is being adjusted by the
       Compensation Committee to reflect regulatory changes applicable to the Viacom Cable Division.


                                III-15

Pension Plan Table
- - ------------------


                                     Years of Service
                 -------------------------------------------------------

Remuneration        15          20         25          30         35
- - ------------     --------   --------   ---------   ---------   ---------

  $   50,000     $  9,546   $ 12,728   $  15,911   $  18,297   $  20,684
     100,000       20,796     27,728      34,661      39,860      45,059
     200,000       43,296     57,728      72,161      82,985      93,809
     300,000       65,796     87,728     109,661     126,110     142,559
     400,000       88,296    117,728     147,161     169,235     191,309
     500,000      110,796    147,728     184,661     212,360     240,059
     600,000      133,296    177,728     222,161     255,485     288,809
     700,000      155,796    207,728     259,661     298,610     337,559
     800,000      178,296    237,728     297,161     341,735     386,309
     900,000      200,796    267,728     334,661     384,860     435,059
   1,000,000      223,296    297,728     372,161     427,985     483,809
   1,100,000      245,796    327,728     409,661     471,110     532,559
   1,200,000      268,296    357,728     447,161     514,235     581,309
   1,300,000      290,796    387,728     484,661     557,360     630,059

     Under the Viacom Pension Plan, and the Viacom Excess Pension Plan for certain higher compensated employees, an eligible employee will receive a benefit at retirement that is based upon the employee's number of years of benefit service and average annual salary (salary as set forth in the Summary Compensation Table) for the highest 60 consecutive months out of the final 120 months. The benefits under the Viacom Excess Pension Plan are not subject to the Internal Revenue Code provisions that limit the compensation subject to benefits under the Viacom Pension Plan. The number of years of benefit service that have been credited for Messrs. Biondi, Braun, Goddard and Weinstein are approximately 6.6, 5, 27 and 8, respectively. Mr. Dauman has been credited with one year of service under the Viacom Pension Plan; however, the benefits payable under the Viacom Excess Pension Plan shall be calculated as though he had ten years of credited service. The foregoing table illustrates, for representative average annual pensionable compensation and years of benefit service classifications, the annual retirement benefit payable to employees under the Plans upon retirement in 1993 at age 65, based on the straight-life annuity form of benefit payment and not subject to deduction or offset.

                                III-16

                               Performance Graph
                               -----------------

     The following graph compares the cumulative total shareholder return on the Class A Common Stock and, as of June 18, 1990, the Class B Common Stock with the cumulative total return on the companies listed in the Standard & Poor's 500 Stock Index and a Peer Group on companies (identified below). The total return data was obtained from Standard & Poor's Compustat Services, Inc., which first reported trading activity for the Class B Common Stock on June 18, 1990.

                             Viacom Inc. Common Stock
                      Cumulative Total Shareholder Return for
                     Five-Year Period Ended December 31, 1993

December 31...          1988      1989      1990      1991      1992      1993
- - --------------          ----      ----      ----      ----      ----      ----

Viacom Class A         100.00    184.74    166.78    217.61    279.56    310.54

Viacom Class B                             159.33    220.80    270.94    290.35

S&P 500                100.00    131.59    127.49    166.17    178.81    196.75

Peer Group             100.00    135.32    101.66    131.76    167.40    243.51

     Effective June 13, 1990, one share of Class B Common Stock was issued for each share of Class A Common Stock then outstanding. The Class B Common Stock has rights, privileges, restrictions and qualifications identical to the Class A Common Stock except that shares of Class B Common Stock have no voting rights other than those required by law. As of April 1, 1994, NAI owned 45,547,214 shares or 85.2% of the Class A Common Stock and 45,565,414 shares or 51.7% of the Class B Common Stock. Sumner M. Redstone, the controlling shareholder of NAI, is the Chairman of the Board of Viacom Inc., the Company and Paramount.

     The performance graph assumes $100 invested on December 31, 1988 in each of the Class A Common Stock, the S&P 500 Index, and the Peer Group*, including reinvestment of dividends, through the fiscal year ended December 31 1993.
The cumulative total shareholder return on the Class B Common Stock assumes the investment in Class B Common Stock as of June 18, 1990 (the first date on which the Class B Common Stock was publicly traded) of an amount equal to the cumulative total shareholder return on the Class A Common Stock as of that date ($176.31).


- - ----------
* The Peer Group consists of the following companies: BHC Communications, Inc.; Cablevision Systems Corp.; Capital Cities/ABC, Inc.; CBS Inc.; Comcast Corp.; Gaylord Entertainment Co.; King World Productions Inc.; Liberty
   Media Corp.; Multimedia, Inc.; Paramount Communications Inc.; Spelling Entertainment Inc.; Tele-Communications, Inc.; The News Corp. Ltd. (ADRs); Time Warner Inc.; and Turner Broadcasting System Inc. As a result of the Paramount Merger and the anticipated Blockbuster Merger, it is likely that the composition of the peer group included in the Performance Graph will be reviewed and adjusted for subsequent years.

                                III-17

Employment Contracts
- - --------------------

     It is expected that a new employment contract will be entered into shortly with Mr. Biondi to reflect his new responsibilities as a result of the Paramount Merger as the President, Chief Executive Officer of Viacom Inc. Mr. Biondi's current contract provided that he will be employed as President, Chief Executive Officer of the Company until July 31, 1995 at a base salary of $966,000 for the contract year that ended July 31, 1993 and $1,063,000 for the following contract year, with an increase for the succeeding contract year of not less that 10%. His current contract also provided that he would receive guaranteed bonus compensation for the contract year that ended July 31, 1993 of not less than $465,850, with 10% annual increases for the two succeeding contract years. Mr. Biondi's current contract provides that, in the event of a change in control of Viacom Inc. or the Company, he can terminate his contract upon the earlier of one year after the change in control or the last day of the term of his contract and receive his guaranteed bonus compensation for the contract year in which termination occurs pro-rated to the date of termination. The Company's obligations under this contract are guaranteed by Viacom Inc.

     Mr. Braun's contract currently provides that he will be employed as an executive of the Company until December 31, 1995, at a base salary of $550,000 for calendar year 1993, with $50,000 annual increases for the two succeeding calendar years. For the 1993, 1994 and 1995 calendar years, his target bonus is set at 75% of his base salary at the end of each year and his STIP bonus compensation shall not be less than 50% of his base salary at that time.

     Mr. Dauman became Executive Vice President, General Counsel, Chief Administrative Officer and Secretary of Viacom Inc. and the Company on
March 15, 1994. Previously, he had served as Senior Vice President, General Counsel and Secretary of Viacom Inc. and the Company since February 1,
1993. It is expected that his employment contract will be amended shortly to reflect his new responsibilities. Mr. Dauman's contract currently provides that he will be employed as an executive of the Company until January
31, 1998, at a salary of $600,000 for the contract year ending January 31, 1994, with annual increases of not less than 10%. Currently, for the 1993 through 1997 calendar years, his target bonus is set at 100% of his base salary at the end of each year and his STIP bonus compensation shall not be less than 75% of his base salary at that time.

     Mr. Goddard's contract provides that he will be employed as an executive of the Company until December 31, 1994 at an annual base salary of $560,000 for the 1993 calendar year and $610,000 for the 1994 calendar year. Mr. Goddard's contract provides that his target bonus for each calendar year shall be 100% of his base salary at the end of each year.

     Mr. Weinstein became Senior Vice President, Government Affairs of Viacom Inc. and the Company on February 1, 1993. His contract was amended in 1993
to reflect his new responsibilities.   As amended, his contract provides that
he will be employed as an executive of the Company until December 31, 1997, at a salary of $500,000 for the contract year that began February 1, 1993, with $50,000 annual increases on each February 1st during the employment term. For calendar years 1993 through 1997, his target bonus is set at 75% of his base salary at the end of each year and his STIP bonus compensation shall not be less than 56.25% of his base salary at that time.

Directors' Compensation
- - -----------------------
     Directors of Viacom Inc. and the Company who are not officers or employees of Viacom Inc., the Company or NAI or members of their immediate family ("Outside Directors") are entitled to receive the directors' fees and are eligible to participate in the Company's retirement plans described below. Messrs. Abrams, Miller and Schwartz were Outside Directors for the entire 1993 calendar year. Mr. Dauman was an Outside Director until January 31, 1993. Messrs. Huizenga, Ferguson and Salerno became Outside Directors on October 22, 1993, November 20, 1993 and January 27, 1994, respectively. In 1993, only Outside Directors received any compensation for services as a director.


                                III-18

     Directors' Fees.  Outside Directors received the following fees for the
     ---------------
first quarter of 1993: (i) a combined quarterly fee of $6,000 for membership on the Boards of Directors of Viacom Inc. and the Company, and (ii) a per meeting attendance fee of $1,000 for each Board meeting, $500 for each Audit Committee meeting and $500 for each Compensation Committee meeting (except that only one Board attendance fee is payable when both Boards meet on the same day and only one Audit Committee or Compensation Committee attendance fee is payable when the corresponding committees of both Boards meet on the same day). Effective April 1, 1993, the fees for Outside Directors were increased as follows: (i) a combined quarterly fee of $7,500 for membership on both Boards,
(ii) a per meeting attendance fee of $1,500 for each Board meeting (the $500 per meeting attendance fee for each Audit or Compensation Committee remained unchanged), and (iii) a $7,500 annual retainer fee for the Chairman of the Audit Committee (currently Mr. Abrams). Compensation for Messrs. Huizenga and Ferguson's services as Outside Directors for 1993 was paid to Blockbuster and NYNEX, respectively.

     Deferred Compensation Plan.  In 1989, the Company established an
     --------------------------
unfunded Deferred Compensation Plan permitting participating Outside Directors to defer payment of all of their membership and attendance fees. A participant can elect to have deferred fees credited to an account which shall either accrue interest or be deemed invested in a number of stock units equal to the number of shares of Viacom Inc. Common Stock the amount of such fees would have purchased at such time. Since 1989, Messrs. Abrams, Miller and Schwartz have elected to have their fees credited to their stock unit accounts. The Plan permits participants to elect to have amounts credited to a participant's account paid in a lump sum or in three or five annual installments seven months after the director's retirement, with the value of the stock units determined by reference to the fair market values of the Class A Common Stock and Class B Common Stock at that time and, if the participant had elected installment payments, credited with interest until payment had been made in full. For 1993, the stock unit accounts of Messrs. Abrams, Miller and Schwartz were credited with 607, 516 and 499 Class A Common Stock units, respectively, and 648, 552 and 534 Class B Common Stock units, respectively.

     Retirement Income Plan.  In 1989, the Company established an unfunded,
     ----------------------
non-qualified Retirement Income Plan pursuant to which each Outside Director will receive annual payments commencing on such director's retirement equal to l00% of the amount of the annual Board membership fees at the time of such retirement, provided he has served on the Boards of both companies for at least three years. The Plan provides that the director or his estate will receive such annual payments for the number of years of such director's service on the Boards (with current Outside Directors receiving credit for their years of service on the Boards of Viacom Inc. and the Company prior to 1989).
Mr. Dauman, who ceased to be an Outside Director in February 1993, will receive payments under this Plan for the period that he was an Outside Director when he retires from the Board.

     Outside Directors' Stock Option Plan.  In 1993, the Viacom Board of
     ------------------------------------
Directors (with Outside Directors Messrs. Abrams, Miller and Schwartz abstaining) adopted the Outside Directors' Plan, subject to the approval of such Plan by the shareholders of Viacom Inc. at the 1994 annual meeting of shareholders.

Compensation Committee Interlocks and Insider Participation
- - -----------------------------------------------------------
     Messrs. Abrams, Miller, Sumner Redstone, Brent Redstone and Schwartz were members of the Compensation Committee for the entire 1993 calendar year. Mr. Dauman resigned from the Compensation Committee when he became Senior Vice President, General Counsel and Secretary of Viacom Inc. and the Company on February 1, 1993. Prior to that, he was a partner with the law firm of Shearman & Sterling. Messrs. Huizenga, Ferguson and Salerno became members of the Compensation Committee when they joined the Boards of Directors of Viacom Inc. and the Company on October 22, 1993, November 20, 1993 and January 27, 1994, respectively. Messrs. Korff and Magner resigned from the Compensation Committee on March 15, 1994 when they resigned from the Boards of Directors of Viacom Inc. and the Company and Mr. Korff resigned from his position as a Viacom Inc. Senior Vice President. Mr. Korff's position as an officer had been purely nominal since he did not have any responsibilities or authority as a Viacom Inc. officer and had never received any compensation for such office since Viacom Inc. was formed. Mr. Korff had never been eligible to participate in any of Viacom Inc.'s benefit and incentive plans, including, without limitation, the plans administered by the Compensation Committee.

                                III-19

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     As set forth below, as of April 1, 1994, is certain information concerning beneficial ownership of Viacom Inc. Common Stock by (i) each director of Viacom Inc., (ii) each of the named executive officers, (iii) all executive directors and officers of Viacom Inc. as a group, and (iv) holders of 5% or more of the outstanding Viacom Inc. Common Stock. The following table excludes shares of Class B Common Stock issuable upon conversion of the Viacom Preferred Stock (defined below).


              Shares of Viacom Inc. Common Stock Beneficially Owned

                        Title of
                        Class of         Number of     Option     Percent
Name                    Common Stock     of Shares    Shares(1)   of Class
- - ----                    ------------   -------------  ---------   --------

George S. Abrams        Class A              ---(2)      ---        ---
                        Class B              200(2)      ---        (6)

Frank J. Biondi, Jr.    Class A              415(3)      24,000     (6)
                        Class B          178,318(3)(4)  114,000     (6)

Neil S. Braun           Class A              232(3)      10,000     (6)
                        Class B              236(3)      46,000     (6)

Philippe P. Dauman      Class A            1,000         ---        (6)
                        Class B            8,300         ---        (6)

William C. Ferguson         ---              ---         ---        ---

John W. Goddard         Class A            4,371(3)      15,000     (6)
                        Class B            4,377(3)      69,000     (6)

H. Wayne Huizenga           ---              ---         ---       ---

Ken Miller              Class A              ---(2)      ---       ---
                        Class B              ---(2)      ---       ---

National                Class A       45,547,214(5)      ---      85.2%
Amusements, Inc.        Class B       46,565,414(5)      ---      51.7%

                                III-20

Brent D. Redstone           ---              ---         ---       ---

Sumner M. Redstone      Class A       45,547,294(5)      ---      85.2%
                        Class B       46,565,494(5)      ---      51.7%

Frederic V. Salerno         ---              ---         ---       ---

William Schwartz        Class A              ---(2)      ---       ---
                        Class B              ---(2)      ---       ---


Mark M. Weinstein       Class A              318(3)       7,500    (6)
                        Class B              324(3)      34,500    (6)

All directors and       Class A           14,363(3)      76,350    (6)
executive officers as   Class B          200,273(3)     385,839    (6)
a group other than
Mr. Sumner Redstone
(22 persons)

NOTES:

(1) Reflects shares of Class A Common Stock or Class B Common Stock subject to options to purchase such shares which on April 1, 1994 were unexercised but were exercisable within a period of 60 days from that date. These shares are excluded from the column headed "Number of Shares".

(2) Messrs. Abrams, Miller and Schwartz participate in the Deferred Compensation Plan described below in which their directors' fees are converted into stock units. Messrs. Abrams, Miller and Schwartz have been credited with 3,306, 3,021 and 3,052 Class A Common Stock units, respectively, and 3,477, 3,164 and 3,196 Class B Common Stock units, respectively.

(3) Includes shares held through the Company's 401(k) plan as of December 31, 1993.

(4) Includes 177,897 shares held as result of the accelerated valuation and payment of Mr. Biondi's LTIP phantom shares (discussed above in "Compensation Committee Report on Executive Compensation").

(5) Except for 80 shares of each class of Viacom Inc. Common Stock owned directly by Mr. Redstone, all shares are owned of record by NAI. Mr. Redstone is the Chairman and the beneficial owner of a controlling interest in NAI and, accordingly, beneficially owns all such shares.

(6)  Less than 1%.

                                III-21

Item 13.  Certain Relationships and Related Transactions

Sale of Viacom Preferred Stock to Blockbuster and NYNEX
- - -------------------------------------------------------

     On October 22, 1993, Blockbuster purchased $600 million of Viacom Inc.'s Series A Cumulative Convertible Preferred Stock ("Series A Preferred"), pursuant to an amended and restated subscription agreement (the "Blockbuster Preferred Stock Agreement") dated October 21, 1993 between Viacom Inc. and Blockbuster.
On November 19, 1993, NYNEX (NYNEX and Blockbuster are hereinafter collectively referred to as the "Preferred Stock Investors") purchased $1.2 billion of Viacom Inc.'s Series B Cumulative Convertible Preferred Stock ("Series B Preferred" and, together with the Series A Preferred, "Viacom Preferred Stock"), pursuant to a subscription agreement (the "NYNEX Preferred Stock Agreement") dated October 4, 1993, as amended as of November 19, 1993, between Viacom Inc. and NYNEX. Shares of Viacom Preferred Stock will be convertible at any time at the option of the holders thereof into shares of Class B Common Stock at a conversion price of $70 per share of Class B Common Stock.

     Each of the Blockbuster Preferred Stock Agreement and the NYNEX Preferred Stock Agreement provides that for so long as the Preferred Stock Investor and its affiliates beneficially own at least $300 million, based on liquidation preference, of the Viacom Preferred Stock initially purchased or the equivalent in number of shares of Viacom Preferred Stock and shares of Class B Common Stock issued on conversion of Viacom Preferred Stock, the Preferred Stock Investor will be entitled to designate one representative to the Board of Directors of Viacom Inc. The Director designated by Blockbuster is H. Wayne Huizenga, Chairman and Chief Executive Officer of Blockbuster, and the Director designated by NYNEX is William C. Ferguson, Chairman of the Board of NYNEX.

     In their agreements with Viacom, Blockbuster and NYNEX each agreed to pursue appropriate strategic partnership opportunities in the domestic and international media, entertainment, video transport and telecommunication sectors.

Certain Other Transactions Between Viacom Inc. and Blockbuster and With Their Shareholders
- - -----------------------------------------------------------------------------

Blockbuster Subscription Agreement.
- - -----------------------------------

     On March 10, 1994, Blockbuster purchased approximately 22.7 million shares of Class B Common Stock for an aggregate purchase price of $1.25 billion, or $55 per share, pursuant to the subscription agreement dated as of January 7, 1994 between Blockbuster and Viacom Inc. (the "Subscription Agreement"). If the Blockbuster Merger Agreement is terminated, Viacom Inc. may be obligated to make certain payments to Blockbuster or, at Viacom Inc.'s option, to sell certain assets to Blockbuster in the event that Class B Common Stock trades (for a specified period) at a level below $55 per share during the one year period after such termination.

                                III-22

Blockbuster Voting Agreement.
- - -----------------------------

     Pursuant to the voting agreement dated as of January 7, 1994 between NAI and Blockbuster, NAI has agreed to vote its shares of Class A Common Stock in favor of the Blockbuster Merger Agreement and against any competing business combination proposal. Approval of the Blockbuster Merger Agreement by the shareholders of Viacom Inc. is therefore assured.

Blockbuster Shareholders Stock Option Agreement.
- - ------------------------------------------------

     Pursuant to the amended and restated shareholders stock option agreement dated as of January 7, 1994 (the "Blockbuster Shareholders Stock Option Agreement"), among Viacom Inc. and certain shareholders of Blockbuster (the "Blockbuster Option Shareholders"), the Blockbuster Option Shareholders have granted to Viacom Inc. (i) options to purchase an aggregate of approximately
15.6 million shares of Blockbuster common stock (representing approximately 6.3% of the outstanding Blockbuster common stock as of January 7, 1994), and shares subsequently acquired by the Blockbuster Option Shareholders, at a price of $30.125 per share under certain circumstances in the event the Blockbuster Merger Agreement is terminated and (ii) proxies to vote such shares in favor of the Blockbuster Merger and against any competing business combination proposal.

Blockbuster Proxy Agreement.
- - ----------------------------

     Pursuant to the amended and restated proxy agreement dated as of January 7, 1994 (the "Blockbuster Proxy Agreement"), among Viacom Inc. and certain shareholders of Blockbuster (the "Blockbuster Proxy Shareholders"), the Blockbuster Proxy Shareholders have granted to Viacom Inc. proxies to vote shares of Blockbuster common stock owned by such shareholders in favor of the Blockbuster Merger Agreement and against any competing business combination proposal, which shares, together with the shares subject to the Blockbuster Shareholders Stock Option Agreement, represent approximately 22.3% of the outstanding shares of Blockbuster common stock as of January 7, 1994.

Certain Transactions Among Viacom Inc., NAI and Paramount
- - ---------------------------------------------------------

Paramount Voting Agreement.
- - ---------------------------

     Pursuant to the voting agreement dated as of January 21, 1994 between Paramount and NAI, NAI has agreed to vote its shares of Class A Common Stock in favor of the Paramount Merger Agreement. Approval of the Paramount Merger Agreement is therefore assured.

Other Transactions
- - ------------------

     Viacom Inc., the Company and NAI entered into a tax sharing agreement governing the filing of consolidated federal tax returns in 1987. This agreement required that Viacom Inc. and/or the Company pay NAI to the extent they would have paid federal income taxes on a separate company basis and entitled them to receive payments from NAI to the extent losses and credits

                                III-23
reduced NAI's federal income taxes. This agreement was in effect for periods ending on or before June 10, 1991, when NAI's percentage ownership of Common Stock was reduced to less than 80% on a combined basis. For periods commencing on or after June 11, 1991, Viacom Inc. and the Company have not filed consolidated federal tax returns with NAI.

     Philippe P. Dauman, a director and Executive Vice President, General Counsel, Chief Administrative Officer and Secretary of Viacom Inc., the Company and Paramount, became an executive officer of Viacom Inc. and the Company on February 1, 1993. Prior to that, he was a partner with the law firm of Shearman & Sterling, which performed legal services for Viacom Inc. in 1993.
















                                III-24

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

              By               *                   March 31, 1994
                 --------------------------------
                  Frederic V. Salerno, Director

              By               *                   March 31, 1994
                 --------------------------------
                  William Schwartz, Director

            * By /s/Philippe P. Dauman             March 31, 1994
                 --------------------------------
                  Philippe P. Dauman
                  Attorney-in-Fact
                  for the Directors

                      VIACOM INC. AND SUBSIDIARIES
                           INDEX TO EXHIBITS

Unless indicated otherwise, all exhibits have been filed previously.


                               ITEM 14(C)

EXHIBIT NO.       DESCRIPTION OF DOCUMENT                PAGE NO.
- - -----------------------------------------------------------------

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

      (d) Voting Agreement dated as of January 7, 1994 between National Amusements, Inc. and
          Blockbuster Entertainment Corporation.

      (e) Amended and Restated Stockholders Stock Option
          Agreement dated as of January 7, 1994 among Viacom Inc. and each person listed on the signature pages thereto.

      (f) Amended and Restated Proxy Agreement dated as of January 7, 1994 among Viacom Inc. and each person listed on the signature pages thereto.


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

EXHIBIT NO.       DESCRIPTION OF DOCUMENT                PAGE NO.
- - -----------------------------------------------------------------

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

EXHIBIT NO.       DESCRIPTION OF DOCUMENT                PAGE NO.
- - -----------------------------------------------------------------

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

EXHIBIT NO.       DESCRIPTION OF DOCUMENT                PAGE NO.
- - -----------------------------------------------------------------

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

EXHIBIT NO.       DESCRIPTION OF DOCUMENT                PAGE NO.
- - -----------------------------------------------------------------

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

EXHIBIT NO.       DESCRIPTION OF DOCUMENT                  PAGE NO.
- - -------------------------------------------------------------------

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

EXHIBIT NO.       DESCRIPTION OF DOCUMENT                PAGE NO.
- - -----------------------------------------------------------------

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

EXHIBIT NO.       DESCRIPTION OF DOCUMENT                PAGE NO.
- - -----------------------------------------------------------------

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

      (t) Stock Purchase Agreement dated as of October
          4, 1993 between Viacom Inc. and NYNEX
          Corporation, as amended as of November 19, 1993.

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

   (12)   Statements re Computation of Ratios

      (a) Computation of Ratio of Earnings to Fixed
          Changes of Viacom International Inc. (filed herewith).

      (b) Computation of Ratio of Earnings to Fixed of
          Viacom Inc.

   (21)   Subsidiaries of Viacom Inc. and Viacom
          International Inc.

   (23)   Consents of Experts and Counsel

      (a) Consent of Price Waterhouse.

      (b) Consent of Ernst & Young.

      (c) Consent of Price Waterhouse (filed herewith)

      (d) Consent of Ernst & Young (filed herewith)

   (24)   Powers of Attorney.

   (99)   Additional Exhibits

      (a) Item 1, Item 2 and Item 3 of Paramount's
          Transition Report on Form 10-K for the six-month period ended April 30, 1993, as such report was amended in its entirety by Form
          10-K/A No. 1 dated September 28, 1993, as further amended by Form 10-K/A No. 2 dated
          September 30, 1993 and as further amended by Form 10-K/A No. 3 dated March 21, 1994.

      (b) Quarterly Report on Form 10-Q of Paramount
          Communications Inc. for the quarter ended July
          31, 1993.

      (c) Quarterly Report on Form 10-Q of Paramount
          Communications Inc. for the quarter ended
          October 31, 1993.

      (d) Quarterly Report on Form 10-Q of Paramount
          Communications Inc. for the quarter ended
          January 31, 1994.