Form 10-Q
period 1994-03-31
VIACOM INTERNATIONAL INC/DE
filed 1994-05-20
CIK 814135

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549
                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1994

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No___.

Number of shares of Common Stock Outstanding at April 30, 1994:

  Common Stock, par value $.10 per share - 100

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; all amounts, except per share amounts, are in millions)


                                                     Three months ended
                                                          March 31,
                                                     ------------------
                                                     1994          1993
                                                     ----          ----
Revenues                                          $  500.9       $  470.7

Expenses:
  Operating                                          526.2          219.1
  Selling, general and administrative                194.5          122.7
  Depreciation and amortization                       40.4           37.8
                                                    ------         ------
      Total expenses                                 761.1          379.6
                                                    ------         ------

Earnings (loss) from operations                     (260.2)          91.1

Other income (expense):
  Interest expense, net                              (33.8)         (40.2)
  Other items, net (See Note 7)                       (4.3)          52.9
                                                    ------         ------

Earnings (loss) before income taxes                 (298.3)         103.8
  Provision for income taxes                         (76.1)         (31.8)
  Equity in earnings of affiliated companies,
      net of tax                                       1.2             .3
                                                    ------         ------
Net earnings (loss) before cumulative effect of
change in accounting principle                      (373.2)          72.3
  Cumulative effect of change in accounting
      principle                                         --           10.4
                                                    ------         ------
Net earnings (loss)                               $ (373.2)      $   82.7
                                                  =========      ========





              See notes to consolidated financial statements.

VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All amounts are in millions)
                                                       March 31, December 31,
                                                       1994         1993
                                                     (Unaudited)
                                                     -----------  -----------
Assets

Current Assets:

   Cash and cash equivalents                        $   28.6    $  74.0

   Receivables, less allowances of
     $34.2 (1994) and $33.9 (1993)                     338.2      351.7

   Programming rights, deferred program costs and
     distribution fees advanced and committed          311.9      356.5

   Other current assets                                 92.8       95.7
                                                    --------   --------
     Total current assets                              771.5      877.9
                                                    --------   --------

Property and equipment, at cost                        917.0      900.9

   Less accumulated depreciation                       365.7      347.2
                                                    --------   --------

     Net property and equipment                        551.3      553.7
                                                    --------   --------


Programming rights, deferred program costs and
   distribution fees advanced and committed            538.7      789.5

Receivable from Viacom Inc.(Parent Company)            223.4      203.9

Intangibles, at amortized cost                       2,113.3    2,128.9

Other assets                                           235.0      219.6
                                                    --------   --------

                                                    $4,433.2   $4,773.5
                                                    ========   ========






              See notes to consolidated financial statements.

 VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
 (All amounts, except share and per share amounts, are in millions)



                                                     March 31,   December 31,
                                                       1994          1993
                                                    (Unaudited)
                                                     ----------  -----------
Liabilities and Shareholders' Equity

Current Liabilities:
    Accounts payable                                $   72.6       $  96.6
    Accrued interest                                    12.1          20.5
    Deferred income, current                            48.4          50.9
    Other accrued expenses                             227.3         229.5
    Income taxes                                       213.9         140.5
    Participants share and residuals
      payable                                          145.2         139.1
    Program rights, current                            158.7         198.0
    Current portion of long-term debt                    3.5          18.6
                                                    --------      --------

      Total current liabilities                        881.7         893.7
                                                    --------      --------

Long-term debt                                       2,451.4       2,411.8
Program rights, non-current                            100.6          86.8
Other liabilities                                      190.6         195.9

Commitments and contingencies (See Note 5)

Shareholders' Equity:
    Common Stock, par value $.10 per share;
     100 shares authorized, issued and
     outstanding                                          --            --
    Additional paid-in capital                        912.3          912.3
    Retained earnings (accumulated deficit)          (100.2)         273.0
    Cumulative translation adjustment                  (3.2)            --
                                                    --------      --------
                                                      808.9        1,185.3
                                                    --------      --------
                                                   $4,433.2       $4,773.5
                                                   ========       ========






              See notes to consolidated financial statements.

VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; all amounts are in millions)
                                               Three months ended March 31,
                                               ---------------------------
                                                     1994          1993
                                                     ----          ----
 Net cash flow from operating activities:
       Net earnings (loss)                              $ (373.2)    $  81.9
      Adjustment to reconcile net earnings to net
        cash flow from operating activities:
        Merger-related charges                             332.1        --
        Depreciation and amortization                       40.4        37.8
        Gain on the sale of the Wisconsin cable system,
          net of tax                                         --        (45.8)
        Cumulative effect of change in
          accounting principle                               --        (10.4)
        Decrease in receivables                             13.5        17.1
        Decrease in accounts payable and
          accrued expenses                                 (61.8)      (39.0)
        Increase in inventory and related
          liabilities, net                                 (36.5)       (57.2)
        Increase in income
          taxes payable and deferred
          income taxes, net                                 72.8         20.8
        Decrease in receivable from Viacom Inc.            (19.7)         (.3)
        Other, net                                           5.6        (11.4)
                                                         -------       -------
           Net cash flow from operating activities        (26.8)        (6.5)
                                                         -------       -------

     Investing Activities:
      Capital expenditures                                (33.4)       (28.5)
      Investments in and advances to affiliated
        companies                                         (14.1)       (12.3)
      Proceeds from sale of the Wisconsin cable
        system                                             --           73.7
      Other, net                                            5.1         (4.4)
                                                         -------       -------
           Net cash flow from investing activities        (42.4)        28.5
                                                         -------       -------

     Financing Activities:
      Short-term borrowings (repayments) from banks,
        net                                                24.7        (30.4)
      Other, net                                            (.9)         (.5)
                                                         -------       -------
           Net cash flow from financing activities         23.8        (30.9)
                                                         -------       -------

      Net decrease in cash and cash equivalents           (45.4)        (8.9)
      Cash and cash equivalents at beginning of the
        period                                             74.0         48.4
                                                         -------       -------
     Cash and cash equivalents at end of period         $  28.6      $  39.5
                                                         =======     =========












              See notes to consolidated financial statements.

             Viacom International Inc. and Subsidiaries
             Notes to Consolidated Financial Statements


In the opinion of management, the unaudited information for the interim periods includes all the adjustments, which are of a normal recurring nature, except for the merger-related charges associated with the merger of Paramount Communications Inc. ("Paramount") (see Notes 2 and 3), necessary for a fair statement of the interim financial information. Interim results are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at December 31, 1993 was derived from Viacom International's Annual Report on Form 10-K/A.


1) BASIS OF PRESENTATION

Viacom International Inc. ("Viacom International") is a wholly owned subsidiary of Viacom Inc. Viacom Inc. is a holding company whose other principal asset is its majority ownership of Paramount. Viacom International is a diversified entertainment company with operations in three principal segments: (i) Networks, (ii) Entertainment and
(iii) Cable Television and Broadcasting.

Certain amounts on the 1993 financial statements have been reclassified to conform with the current presentation.


2) PARAMOUNT MERGER AND BLOCKBUSTER MERGER

On March 11, 1994, Viacom Inc. acquired, pursuant to a tender offer (the "Paramount Offer"), 61,657,432 shares of Paramount Common Stock, constituting a majority of the shares outstanding, at a price of $107 per share in cash. The Paramount Offer was made pursuant to the Amended and Restated Agreement and Plan of Merger dated as of February 4, 1994 (the "Paramount Merger Agreement") between Viacom Inc. and Paramount. Subject to certain conditions, Paramount will become a wholly owned subsidiary of Viacom Inc. (the "Paramount Merger") at the effective time of a merger between Paramount and a subsidiary of Viacom Inc. which is expected to occur promptly as practicable following completion of review by the Securities and Exchange Commission (the "SEC").

On January 7, 1994, Viacom Inc. and Blockbuster Entertainment
Corporation ("Blockbuster") entered into an agreement and plan of merger (the "Blockbuster Merger Agreement") pursuant to which Blockbuster will be merged with and into Viacom Inc. (the "Blockbuster Merger").

The Paramount Merger and the Blockbuster Merger (collectively, the "Mergers") have been unanimously approved by the Boards of Directors of each of the respective companies. The obligations of Viacom Inc., Blockbuster and Paramount to consummate the mergers are subject to various conditions, including obtaining requisite stockholder approvals. Viacom

             Viacom International Inc. and Subsidiaries
             Notes to Consolidated Financial Statements




Inc. intends to vote its shares of Paramount in favor of the merger and National Amusements, Inc. ("NAI") has agreed to vote its shares of Viacom Inc. in favor of the Mergers; therefore, stockholder approval of the Paramount Merger is assured, and approval by Viacom Inc. of the Blockbuster Merger is also assured.

In a letter to stockholders dated May 4,1994, H. Wayne Huizenga, the Chairman of the Board of Blockbuster, stated that although the Blockbuster Board continues to believe that the combination of Blockbuster with Viacom Inc. and Paramount represents an excellent strategic opportunity, given the stock prices as of the date of his letter, there could be no assurance that the Blockbuster Board would be able to recommend the Blockbuster Merger Agreement to the Blockbuster shareholders at the time of any shareholder meeting called to vote on the Blockbuster Merger. Mr. Huizenga also stated, among other things, that Blockbuster was unable to say whether or not the Blockbuster Merger would go forward or whether or not any special meeting of Blockbuster shareholders would be called to vote on the Blockbuster Merger.

The closing prices reported by the New York Stock Exchange of Blockbuster's Common Stock and the American Stock Exchange of Viacom Inc.'s Class A and Class B Common Stock as of the close of business on January 6, 1994, the date prior to the announcement of the Blockbuster Merger, were $29 7/8 per share, $47 per share and $42 3/4 per share, respectively. Such prices as of May 3, 1994, the day prior to the stockholders letter, were $26 3/4 per share, $26 per share and $24 1/4 per share, respectively. Such prices were $26 1/2 per share, $29 3/4 per share, and $28 1/8 per share, respectively, as of the close of business on May 19, 1994.


3) PARAMOUNT MERGER-RELATED CHARGES

Included in earnings (loss) from operations are certain merger-related charges to Viacom's pre-merger businesses, reflecting the integration of these businesses with similar Paramount units, and related management and strategic changes principally related to the merger with Paramount as follows:

                          Viacom         Merger-
                       International     Related
                        pre-merger       Charges      As reported
                        ----------       -------      -----------
                                  (Millions of Dollars)
Networks               $66.4          $  73.4        $  (7.0)
Entertainment          $ 1.9          $ 224.0        $(222.1)
Cable Television and
Broadcasting           $29.6          $  17.3        $  12.3

Merger-related charges principally relate to adjustments of programming assets based upon new management strategies and additional programming sources resulting from the merger with

             Viacom International Inc. and Subsidiaries
             Notes to Consolidated Financial Statements





Paramount. In addition, a merger-related charge included in Corporate expenses reflects the combination of the Viacom International and Paramount staffs.


4) BANK FINANCING AND DEBT

Total debt, which includes short-term and long-term debt, consists of the following:
                                                 March 31,  December 31,
                                                   1994        1993
                                                 --------   ------------
                                                (Millions of dollars)

  Notes payable to banks                      $1,939.8    $1,915.1
  9.125% Senior Subordinated Notes due 1999      150.0       150.0
  8.75%  Senior Subordinated Reset Notes due
     2001                                        100.0       100.0
 10.25% Senior Subordinated Notes due 2001       200.0       200.0
  Obligations under capital leases                65.1        65.3
                                              --------    --------
                                               2,454.9     2,430.4
Less current portion                               3.5        18.6
                                              --------    --------
                                              $2,451.4    $2,411.8
                                              ========    ========

During May 1994, Viacom Inc. received commitments in the aggregate amount of $3.0 billion from Bank of America NT&SA, Citibank, N.A., Morgan Guaranty Trust Company of New York and The Bank of New York, managing agents under a proposed long-term $6.8 billion credit facility, subject to receiving commitments for the remainder of the facility. The new facility is expected to have scheduled maturities commencing December 1996 and a final maturity of July 2002. This new facility will refinance existing bank indebtedness at Viacom Inc., Viacom International and Paramount, and will be available for general corporate purposes. Viacom Inc. expects, during the second quarter of 1994, to receive commitments for the remainder of the facility from a syndicate of financial institutions. Based on these factors, substantially all borrowings of $239.5 million outstanding under short-term credit facilities at March 31, 1994, have been classified as long-term debt due to management's ability and intent to refinance these facilities on a long-term basis.


5) COMMITMENTS AND CONTINGENCIES

Those commitments of Viacom International for program license fees which are not reflected in the balance sheet as of March 31, 1994, which are estimated to aggregate approximately $2.1 billion, principally reflect commitments under Showtime Networks Inc.'s
("SNI's") exclusive arrangements with several motion picture companies. This estimate is based upon a number of factors. A majority of such fees are payable within the next seven years, as part of normal programming

             Viacom International Inc. and Subsidiaries
             Notes to Consolidated Financial Statements






expenditures of SNI. These commitments are contingent upon delivery of motion pictures, which are not yet available for premium television exhibition and, in many cases, have not yet been produced.


6) PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes.

The annual effective tax rates of 48% for 1993 and negative 26% for 1994 continue to be affected by amortization of acquisition costs which are not deductible for tax purposes.

Due to the unusual and non-recurring nature of the gain on the sale of the Wisconsin cable system, its full income tax effect is reflected in the first quarter 1993 tax provision and is excluded from the estimated annual effective tax rate.

During the first quarter of 1993, Viacom International adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), on a prospective basis and recognized a cumulative benefit from a change in accounting principle of $10.4 million.


7) OTHER ITEMS, NET

As part of the settlement of the Time Warner antitrust lawsuit, Viacom International sold the stock of Viacom Cablevision of Wisconsin, Inc. to Warner Communications Inc. ("Warner"). This transaction was effective on January 1, 1993. As consideration for the stock, Warner paid the sum of $46 million, $20 million of which was received during 1992, plus repayment of debt in the amount of $49 million, resulting in a pre-tax gain of approximately $55 million reflected in "Other items, net." Also reflected in this line item is an adjustment to previously established non-operating litigation reserves and the net gain on the sale of a portion of an investment held at cost.

             Viacom International Inc. and Subsidiaries
             Notes to Consolidated Financial Statements





8) SUPPLEMENTAL CASH FLOW INFORMATION
                                                  Three months ended
                                                      March 31,
                                                  ------------------
                                                   1994        1993
                                                   ----        ----
                                                 (Millions of dollars)
Cash payments for interest, net of amounts
capitalized                                       $41.3      $59.0
Cash payments for income taxes                      3.2        2.0


9) SUBSEQUENT EVENT

On April 4, 1994, Viacom International sold its one-third partnership interest in Lifetime Television ("Lifetime") for approximately $317.6 million, which will result in a pre-tax gain of approximately $267 million in the second quarter of 1994. Proceeds from the sale were used to reduce outstanding debt of Viacom International.

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition.

Management's discussion and analysis of the results of operations and financial condition of Viacom International should be read in conjunction with the Consolidated Financial Statements and related Notes.

The following tables set forth revenues, depreciation and amortization, earnings (loss) from operations, equity in pre-tax earnings of affiliated companies, and earnings from operations plus equity in pre-tax earnings by business segment for the three months ended March 31, 1994 and March 31, 1993:

                                                                                                     Equity in
                                                                                Earnings              pre-tax           Operations
                                                                                  from              earnings of            plus
                                                       Depreciation            operations            affiliated           equity
        1994                         Revenues         & amortization          (as reported)          companies           earnings
                                     ---------        --------------          -------------         -----------         ----------
                                                         (Millions of dollars)
        Networks  . . . . . . . .   $314.9         $11.9                   $ (7.0)                $2.1             $  (4.9)
        Entertainment . . . . . .     50.1           2.9                   (222.1)                (0.2)             (222.3)
        Cable Television
         & Broadcasting . . . . .    141.4          24.6                     11.9                   --                11.9
        Corporate . . . . . . . .       --           1.0                    (43.0)                  --               (43.0)
        Intercompany  . . . . . .    (5.5)            --                      --                    --                --
                                    ------         ------                  --------               -----            --------

        Totals  . . . . . . . . .   $500.9         $40.4                   $(260.2)               $1.9             $(258.3)
                                    ======         ======                  ========               =====            ========

                                                                                                     Equity in
                                                                                Earnings              pre-tax           Operations
                                                                                  from              earnings of            plus
                                                       Depreciation            operations            affiliated           equity
        1993                         Revenues         & amortization          (as reported)          companies           earnings
                                     ---------        --------------          -------------         -----------         ----------
                                                         (Millions of dollars)

        Networks  . . . . . . . .   $269.1         $10.6                   $56.5                  $0.5              $57.0
        Entertainment . . . . . .     64.5           2.3                    13.1                   --                13.1
        Cable Television
         & Broadcasting . . . . .    142.8          24.0                    35.8                   --                35.8
        Corporate . . . . . . . .      --            0.9                   (14.3)                  --               (14.3)
        Intercompany  . . . . . .    (5.7)            --                      --                   --                 --
                                   -------         ------                  ------                 -----             ------

        Totals  . . . . . . . . .   $470.7         $37.8                   $91.1                  $0.5              $91.6
                                    =======        ======                  ======                 =====             ======

    Results of Operations

    First quarter 1994 vs. First quarter 1993

    Revenues increased 6%, or $30.2 million, to $500.9 million for the first quarter of 1994. Earnings from operations decreased $351.3 million, to a loss of $260.2 million for the first quarter of 1994.

       The net loss of $373.2 million for the first quarter of

                  Management's Discussion and Analysis of
               Results of Operations and Financial Condition.


   1994, reflects net interest expense of $33.8 million and a provision for income taxes of $76.1 million. Net earnings of $82.7 million for the first quarter of 1993, reflect net interest expense of $40.2 million, a pre-tax gain of $55 million from the sale of the Wisconsin cable television system, a provision for income taxes of $31.8 million, and the cumulative benefit from a change in accounting for income taxes of $10.4 million.

   Included in earnings (loss) from operations are certain merger-related charges to Viacom's pre-merger businesses, reflecting the integration of these businesses with similar Paramount units, and related management and strategic changes principally related to the merger with Paramount as follows:

                         Viacom       Merger-
                      International   related     As
                       pre-merger     charges  Reported
                       ----------     -------  --------
                            (Millions of Dollars)
Networks               $66.4         $  73.4   $  (7.0)
Entertainment          $ 1.9         $ 224.0   $(222.1)
Cable Television and
Broadcasting           $29.6         $  17.3   $  12.3

These merger-related charges principally relate to adjustments of programming assets based upon new management strategies and additional programming sources resulting from the merger with Paramount. In addition, a merger-related charge of $17.4 million has been taken in Corporate expenses reflecting the combination of the Viacom International and Paramount staffs.

Exclusive of these merger-related charges, segment results of operations for the three months ended March 31, 1994 were as follows:


Networks (Basic cable and premium television networks)

MTV Networks ("MTVN") revenues increased 30% to $173.7 million for the quarter ended March 31, 1994 from $133.5 million for the quarter ended March 31, 1993: 66% of this increase was attributable to increased advertising sales at each of the services; 17% to increased affiliate fees at each of the services; and 17% to other revenue sources. The increase in advertising sales and affiliate fees are principally due to rate increases. The increases in other revenue sources are principally due to revenues from new business ventures, including licensing and merchandising. Earnings from operations of MTVN increased 21% to $55.2 million for the quarter ended March 31, 1994 from $45.7 million for the quarter ended March 31, 1993, reflecting the

                  Management's Discussion and Analysis of
               Results of Operations and Financial Condition.



increased revenues, partially offset by increased costs of operating the networks, including start-up losses of MTV Latino and Nickelodeon Magazine aggregating $2.5 million.

Revenues of Showtime Networks Inc. ("SNI") increased 4% to $141.3 million for the quarter ended March 31, 1994 from $135.5 million for the quarter ended March 31, 1993 due to: 1) an increase of $5.5 million in revenues of Showtime Satellite Networks Inc. ("SSN"), primarily due to a 38% increase in SSN's subscriber base, principally attributable to the use of upgraded scrambling technology, partially offset by a 4% decrease in average rates; 2) an increase of $3.8 million in revenues of Showtime Entertainment Group from the sale of foreign rights of original motion pictures; and 3) a decrease of $3.3 million in revenues from sales of Showtime and The Movie Channel from other than SSN, reflecting a 4% increase in the combined subscriber base, while the average affiliate rates decreased by 7%. SNI's premium movie services, Showtime, The Movie Channel and FLIX, served approximately 12.3 million subscribers as of March 31, 1994 and approximately 10.9 million subscribers as of March 31, 1993. SNI's earnings from operations increased 4% to $11.3 million for the quarter ended March 31, 1994 from $10.9 million for the quarter ended March 31, 1993, reflecting the increased revenues and a change in estimate of the costs of movie rights for previously exhibited programming of $13.7 million, partially offset by overall increased costs.


Entertainment (Television production and distribution and New Media)

Viacom Entertainment revenues decreased 22% to $50.1 million for the quarter ended March 31, 1994 from $64.5 million for the quarter ended March 31, 1993. The revenue variance is principally due to decreased syndication revenues. Lower sales to the broadcast, cable and other markets reflect lower syndication revenues for The Cosby Show. Earnings from operations decreased 85% to $1.9 million for the quarter ended March 31, 1994 from $13.1 million for the quarter ended March 31, 1993, primarily reflecting the decreased revenues and $2.3 million of start-up losses associated with Viacom New Media.

                  Management's Discussion and Analysis of
               Results of Operations and Financial Condition.




Cable Television and Broadcasting (Cable television systems and Television and Radio stations)

Cable Television revenues decreased 4% to $100.7 million for the quarter ended March 31, 1994 from $104.5 million for the quarter ended March 31, 1993 due to: 1) a decrease of $5.9 million in basic revenue, primarily due to a 10% decrease in rates for basic services, partially offset by a 3% increase in basic customers; 2) a decrease of $1.7 million in premium revenue, primarily due to decreased rates;
3) an increase of $1.7 million in equipment charges; and 4) an increase of $2.1 million in other revenue sources. Total revenue per basic customer per month decreased 6% to $30.48 in 1994 from $32.44 in 1993. The revenue variances reflect the effect of the 1992 Cable Act rate regulations, released by the FCC, which became effective on September 1, 1993. Earnings from operations decreased 31% to $21.2 million for the quarter ended March 31, 1994 from $30.6 million for the quarter ended March 31, 1993, reflecting the decreased revenues and increased operating, general and administrative expenses, which include non-recurring costs associated with the implementation of FCC rate regulations.

The FCC released additional rate regulations on March 30, 1994 which became effective May 15, 1994. Viacom International is evaluating the effect of these new rate regulations which require a reduction of rates in addition to that which the Company has already taken.

Viacom Cable served approximately 1,111,000 basic customers subscribing to approximately 734,000 premium units as of March 31, 1994. Basic customers and premium units increased 3% and 1%, respectively, since March 31, 1993.

Television revenues increased 10% to $21.7 million for the quarter ended March 31, 1994 from $19.7 million for the quarter ended March 31, 1993, reflecting increased local and national advertising revenues for the Viacom stations. Earnings from operations increased 62% to $4.2 million for the quarter ended March 31, 1994 from $2.6 million for the quarter ended March 31, 1993, reflecting increased revenues.

Radio revenues increased 2% to $19.0 million for the quarter ended March 31, 1994 from $18.6 million for the quarter ended March 31, 1993, reflecting increased local advertising revenues. Earnings from operations increased 46% to $5.1 million for the quarter ended March 31, 1994 from $3.5 million for the quarter ended March 31, 1993, primarily reflecting the increased revenues.

                  Management's Discussion and Analysis of
               Results of Operations and Financial Condition.

Corporate

Corporate expenses increased to $25.7 million for the quarter ended March 31, 1994 from $14.3 million for the quarter ended March 31, 1993, primarily due to increased compensation expense.

Other income and expense information

Net interest expense decreased 16% to $33.8 million for the quarter ended March 31, 1994 from $40.2 million for the quarter ended March 31, 1993.

For the quarter ended March 31, 1993, "Other items, net," reflects the pre-tax gain of approximately $55 million on the sale of the stock of the Wisconsin cable system, an adjustment to previously established non-operating litigation reserves and the net gain on the sale of a portion of an investment held at cost.

The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes.

The annual effective tax rates of 48% for 1993 and negative 26% for 1994 continue to be affected by amortization of acquisition costs which are not deductible for tax purposes.

Due to the unusual and non-recurring nature of the gain on the sale of the Wisconsin cable system, its full income tax effect is reflected in the first quarter 1993 tax provision and is excluded from the estimated annual effective tax rate.

During the first quarter of 1993, Viacom International adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" on a prospective basis and recognized a cumulative benefit from a change in accounting principle of $10.4 million.

"Equity in earnings of affiliated companies, net of tax" was $1.2 million for the quarter ended March 31, 1994 compared with $.3 million for the quarter ended March 31, 1993, primarily reflecting improved operating results at Lifetime and Comedy Central. During April 1994, Viacom International sold its equity investment in Lifetime. (See "Subsequent Events.")

Effective January 1, 1994, Viacom International adopted Financial
Accounting Standards No. 112, "Employers Accounting for
Postemployment Benefits," which did not have a material effect on Viacom International's financial position or results of operations.

                  Management's Discussion and Analysis of
               Results of Operations and Financial Condition.

Liquidity and Capital Resources

Viacom International finances its operations including cash requirements of its joint ventures through internally generated cash flow, funds available through bank credit facilities, public market note and bond offerings and capital contributions from its parent company, Viacom Inc.

Viacom International is expected to have sufficient capital resources available to it to meet the needs of its expanding operations on a continuing basis.

Viacom International's scheduled maturities of long-term debt through December 31, 1998 under its credit facilities are $150 million
(1994), $358 million (1995), $358 million (1996), $358 million (1997)
and $358 million (1998).

Viacom International was in compliance with all covenants and had satisfied all financial ratios and tests as of March 31, 1994 under the credit facilities and Viacom International expects to remain in compliance with such ratios as may be applicable from time to time during 1994.

Debt, including the current portion, as a percentage of total capitalization of Viacom International was 75% at March 31, 1994 and 67% at December 31, 1993.

The indebtedness under Viacom International's credit facilities bears interest at floating rates, causing Viacom International to be sensitive to changes in prevailing interest rates. As of March 31, 1994, Viacom International had obtained interest rate protection agreements with respect to $1.8 billion of such indebtedness. The interest rate protection agreements will mature during 1994 through 1997. Viacom International expects to maintain interest rate protection agreements sufficient to meet requirements of the credit facilities.

Net cash flow from operating activities was negative $26.8 million for the three months ended March 31, 1994 versus negative $6.5 million for the three months ended March 31, 1993 due to decreased earnings from operations prior to merger-related charges. Net cash expenditures for investing activities of $42.4 million for the three months ended March 31, 1994, principally reflects capital expenditures and additional investments in affiliated companies. Net cash flows from investing activities of $28.5 million for the three months ended March 31, 1993 principally reflects proceeds from the sale of the Wisconsin cable system and an investment held at cost partially offset by capital expenditures, the acquisition of ICOM Simulations, Inc., the additional investment in StarSight Telecast, Inc. and advances to Comedy Central. Financing activities principally

                  Management's Discussion and Analysis of
               Results of Operations and Financial Condition.

reflect borrowings and repayments of debt under the credit facilities during each period presented.

Those commitments of Viacom International for program license fees which are not reflected in the balance sheet as of March 31, 1994, which are estimated to aggregate approximately $2.1 billion, principally reflect commitments under Showtime Networks Inc.'s ("SNI's") exclusive arrangements with several motion picture companies. This estimate is based upon a number of factors. A majority of such fees are payable within the next seven years, as part of normal programming expenditures of SNI. These commitments are contingent upon delivery of motion pictures, which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

On March 11, 1994, Viacom Inc. acquired, pursuant to a tender offer (the "Paramount Offer"), 61,657,432 shares of Paramount Common Stock, constituting a majority of the shares outstanding, at a price of $107 per share in cash. (See Note 2 of Notes to Consolidated Financial Statements.)

Viacom Inc. has substantially no source of funds other than dividends paid by Viacom International and, upon completion of the Paramount Merger, by Paramount on their respective stocks. The Viacom International Credit Agreement, with certain exceptions prohibits, Viacom International from paying any dividends on its stock to Viacom Inc. The prohibition will not apply under the new Viacom Inc. facility described below.

During May 1994, Viacom Inc. received commitments in the aggregate amount of $3.0 billion from Bank of America NT&SA, Citibank, N.A., Morgan Guaranty Trust Company of New York and The Bank of New York, managing agents under a proposed long-term $6.8 billion credit facility, subject to receiving commitments for the remainder of the
facility.   The new facility is expected to have scheduled maturities
commencing December 1996 and a final maturity of July 2002. This new facility will refinance existing bank indebtedness at Viacom Inc., Viacom International and Paramount and will be available for general corporate purposes. Viacom Inc. expects, during the second quarter of 1994, to receive commitments for the remainder of the facility from a syndicate of financial institutions.

Management believes that both Viacom Inc. and Viacom International will benefit from consolidating all the bank credit facilities of Viacom Inc. and its subsidiaries under one master bank credit facility to be used to fund the operations of Viacom Inc. and its subsidiaries.

On May 5, 1994, Viacom Inc., Viacom International and

                  Management's Discussion and Analysis of
               Results of Operations and Financial Condition.

Paramount filed a shelf registration statement with the Securities and Exchange Commission ("SEC") registering $3 billion of debt securities and Preferred Stock, guaranteed by Viacom International and Paramount.
Some or all of the securities may be issued in one or more offerings.

Although Viacom Inc. expects that it will be able to refinance its indebtedness and meet its obligations without the need to sell any assets, Viacom Inc. is continuing to review opportunities for the sale of non-strategic assets as such opportunities may arise, including the exploration of the sale of the operations of Madison Square Garden and certain non-core publishing assets.


Subsequent Event

On April 4, 1994, Viacom International sold its one-third partnership interest in Lifetime for approximately $317.6 million, which will result in a pre-tax gain of approximately $267 million in the second quarter of 1994. Proceeds from the sale were used to reduce outstanding debt of Viacom International.

                  Management's Discussion and Analysis of
               Results of Operations and Financial Condition.


Capital Structure

The following table sets forth the capitalization of Viacom International and subsidiaries as of March 31, 1994 and December 31, 1993:

                                                March 31,   December 31,
                                                  1994         1993
                                                ---------   -----------
                                                (Millions of dollars)
Current portion of long-term debt               $   3.5     $   18.6
                                                =======     ========
Long-term debt:
 Notes payable to banks                        $1,939.8     $1,900.0
  9.125% Senior Subordinated Notes due 1999       150.0        150.0
  8.75% Senior Subordinated Reset Notes
     due 2001                                     100.0        100.0
 10.25% Senior Subordinated Notes due 2001        200.0        200.0
 Obligations under capital leases                  61.6         61.8
                                                -------     --------
       Total long-term debt                    $2,451.4     $2,411.8
                                                =======     ========

Shareholders' equity of Viacom International:
 Common stock and additional paid-in
     capital (a)                               $  912.3     $  912.3
 Retained earnings (accumulated deficit)         (100.2)       273.0
 Cumulative translation adjustment                 (3.2)        --
                                                -------     --------
     Total shareholders' equity                $  808.9     $1,185.3
                                                =======     ========

______________

      a) On March 31, 1994, there were 100 outstanding shares of Common Stock (100 shares authorized), all of which were owned by Viacom Inc.

National Amusements, Inc. ("NAI") held approximately 64.2% of outstanding Viacom Inc. Common Stock as of March 31, 1994, which consisted of 85.2% of the then outstanding Class A Common Stock and 51.7% of the outstanding Class B Common Stock. Pursuant to a purchase program initiated in August 1987, NAI announced its intent to buy, from time to time, up to an additional 3,000,000 shares of Class A Common Stock and 2,423,700 shares of Class B Common Stock. As of March 31, 1994, NAI had acquired an aggregate of 3,374,300 shares of Common Stock, consisting of 1,466,200 shares of Class A Common Stock and 1,908,100 shares of Class B Common Stock pursuant to this buying program. On August 20, 1993, NAI ceased making purchases of Common Stock.
                               _____________

Viacom International and Viacom Inc. filed a shelf registration statement with the SEC registering $800 million of debt securities (or, if such debt securities are issued at an original issue discount, such greater principal amount as shall result in an aggregate offering price equal to $800 million)

                  Management's Discussion and Analysis of
               Results of Operations and Financial Condition.


guaranteed by Viacom Inc. The registration statement was declared effective by the SEC on March 11, 1993. Some or all of the debt securities may be issued by Viacom International in one or more offerings.

                       PART II -- OTHER INFORMATION



Item 6.     Exhibits and Reports on Form 8-K.

(a)     Exhibits.

    12.1 Computation of Ratio of Earnings to Fixed Charges of Viacom International.

    12.2 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends of Viacom Inc.

(b)     Reports on Form 8-K for Viacom International.

   Current Reports on Form 8-K of Viacom International with a report date of January 12, 1994 relating to the execution of an Agreement and Plan of Merger dated as of January 7, 1994 by and between Blockbuster Entertainment Corporation and Viacom Inc.

   Current Reports on Form 8-K of Viacom International with a report date of March 10, 1994 relating to the issuance and sale by Viacom
Inc. to Blockbuster Entertainment Corporation of 22,727,273 shares of Class B Common Stock of Viacom Inc.

   Current Reports on Form 8-K of Viacom International with a report date of March 11, 1994 relating to the completion of Viacom Inc.'s tender offer for a majority of the outstanding common stock of Paramount Communications Inc. and the filing of certain historical and pro forma financial data.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      VIACOM INTERNATIONAL INC.
                                         (Registrant)



Date                   5/20/94          /s/ Frank J. Biondi, Jr.
                                        Frank J. Biondi, Jr.
                                        President,
                                        Chief Executive Officer


Date                   5/20/94          /s/ George S. Smith, Jr.
                                        George S. Smith, Jr.
                                        Senior Vice President,
                                        Chief Financial Officer

                               Exhibit Index

                                                       Page


12.1    Computation of Ratio of Earnings to Fixed
        Charges of Viacom International

12.2    Computation of Ratio of Earnings to Fixed
        Charges and Ratio of Earnings to
        Combined Fixed Charges and Preferred
        Stock Dividends of Viacom Inc.