Form 10-Q
period 1994-06-30
VIACOM INTERNATIONAL INC/DE
filed 1994-08-15
CIK 814135

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.   20549
                                     FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1994
                                                  -------------

                           Commission file number 1-9554
                                                  ------


                               VIACOM INTERNATIONAL INC.
            ---------------------------------------------------------
              (Exact name of registrant as specified in its charter)


                      Delaware                            04-2980402
            ---------------------------------------------------------------

                (State or other jurisdiction of      (I.R.S. Employer
                 incorporation or organization)     Identification No.)


                1515 Broadway, New York, N.Y.                           10036
            -----------------------------------------------------------------
            (Address of principal executive offices)                 (Zip code)


            Registrant's telephone number, including area code  (212) 258-6000
                                                                --------------



            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No___.
                              ---   -

            Number of shares of Common Stock Outstanding at July 31, 1994:

               Common Stock, par value $.10 per share - 100

                                             PART I - FINANCIAL INFORMATION
                                             ------------------------------


        Item 1. Financial Statements.


        VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS
        -------------------------------------
        (Unaudited; all amounts, except per share amounts, are in millions)

                                                                                         Three months ended
                                                                                              June 30,
                                                                                  ---------------------------------
                                                                                       1994                    1993
                                                                                       ----                    ----
        Revenues                                                                     $524.3                  $495.8

        Expenses:
             Operating                                                                224.5                   211.3
             Selling, general and administrative                                      164.0                   141.3
             Depreciation and amortization                                             41.3                    34.3
                                                                                      -----                   -----
                  Total expenses                                                      429.8                   386.9
                                                                                      -----                   -----

        Earnings from operations                                                       94.5                   108.9

        Other income (expense):
             Interest expense, net                                                    (37.1)                  (38.9)
             Other items, net (See Note 7)                                            268.3                    14.0
                                                                                      -----                   -----

        Earnings before income taxes                                                  325.7                   84.0
             Provision for income taxes                                               (37.5)                 (40.3)
             Equity in loss of affiliated companies,
                  net of tax                                                           (2.3)                   (.5)
                                                                                      ------                  -----
        Net earnings before extraordinary
             item, net of tax                                                         285.9                   43.2
             Extraordinary loss, net to tax                                           (11.9)                    --
                                                                                      -------                 -----
        Net earnings                                                                 $274.0                  $43.2
                                                                                     ======                  =====






                      See notes to consolidated financial statements.

           VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS
           -------------------------------------
           (Unaudited; all amounts, except per share amounts, are in millions)

                                                                                                        Six months ended
                                                                                                           June 30,
                                                                                               ---------------------------------
                                                                                                    1994                    1993
                                                                                                    ----                    ----
                     Revenues                                                                   $1,025.1                $966.4

                     Expenses:
                        Operating                                                                  750.6                 430.4
                        Selling, general and administrative                                        358.6                 264.0
                        Depreciation and amortization                                               81.7                  72.1
                                                                                                 -------                 -----
                              Total expenses                                                     1,190.9                 766.5
                                                                                                 -------                 -----

                     Earnings (loss) from operations                                              (165.8)                199.9

                     Other income (expense):
                        Interest expense, net                                                      (71.1)                (79.1)
                        Other items, net (See Note 7)                                              264.2                  66.9
                                                                                                   -------                 ------

                     Earnings before income taxes                                                   27.3                 187.7
                        Provision for income taxes                                                (113.6)                (72.9)
                        Equity in loss of affiliated companies,
                              net of tax                                                            (1.0)                 (0.1)
                                                                                                   --------                ------
                     Net earnings (loss) before extraordinary
                              item and cumulative effect of change
                              in accounting principle                                              (87.3)                114.7
                        Extraordinary loss, net of tax                                             (11.9)                  --
                        Cumulative effect of change in accounting
                              principle                                                              --                   10.4
                                                                                                ---------               ------
                     Net earnings (loss)                                                        $  (99.2)               $125.1
                                                                                                =========               ======






                                See notes to consolidated financial statements.

                     VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                     ---------------------------
                     (All amounts are in millions)

                                                                                             June 30,         December 31,
                                                                                              1994               1993
                                                                                           (Unaudited)
                                                                                          ------------        -----------

        Assets

        Current Assets:

          Cash and cash equivalents                                                     $   39.3             $   74.0

          Receivables, less allowances of
             $35.7 (1994) and $33.9 (1993)                                                 369.4                351.7

          Programming rights, deferred program costs and
             distribution fees advanced and committed                                      345.2                356.5

          Other current assets                                                              99.2                 95.7
                                                                                           -----                -------

             Total current assets                                                          853.1                877.9
                                                                                           -----                -------

        Property and equipment, at cost                                                    983.4                900.9

          Less accumulated depreciation                                                    386.4                347.2
                                                                                           -----                -------

             Net property and equipment                                                    597.0                553.7
                                                                                           -----                -------


        Programming rights, deferred program costs and
          distribution fees advanced and committed                                         536.3                789.5

        Receivable from Viacom Inc.(Parent Company)                                        224.3                203.9

        Intangibles, at amortized cost                                                   2,085.0              2,128.9

        Other assets                                                                       243.1                219.6
                                                                                         -------             --------

                                                                                        $4,538.8             $4,773.5
                                                                                        ========             ========






                See notes to consolidated financial statements.

          VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
          CONSOLIDATED BALANCE SHEETS
          ---------------------------
          (All amounts, except share and per share amounts, are in millions)

                                                                                                           June 30,     December 31,
                                                                                                            1994           1993
                                                                                                         (Unaudited)
                                                                                                        ------------    -----------

Liabilities and Shareholders' Equity



        Current Liabilities:
          Accounts payable                                                                            $   52.4             $   96.6
          Accrued interest                                                                                19.1                 20.5
          Deferred income, current                                                                        41.3                 50.9
          Other accrued expenses                                                                         255.0                229.5
          Income taxes                                                                                   277.8                140.5
          Participants share and residuals
              payable                                                                                    119.8                139.1
          Program rights, current                                                                        169.1                198.0
          Current portion of long-term debt                                                                6.7                 18.6
                                                                                                       -------              -------

              Total current liabilities                                                                  941.2                893.7
                                                                                                       -------              -------

        Long-term debt                                                                                 2,222.9              2,411.8
        Program rights, non-current                                                                      109.1                 86.8
        Other liabilities                                                                                177.8                195.9

        Commitments and contingencies (See Note 5)

        Shareholders' Equity:
          Common Stock, par value $.10 per share;
              100 shares authorized, issued and
              outstanding                                                                                   --                   --
          Additional paid-in capital                                                                     912.3                912.3
          Retained earnings                                                                              173.8                273.0
          Cumulative translation adjustment                                                                1.7                   --
                                                                                                       -------            ---------
                                                                                                       1,087.8              1,185.3
                                                                                                       -------             --------
                                                                                                      $4,538.8             $4,773.5
                                                                                                      ========             ========






            See notes to consolidated financial statements.

        VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS
        -------------------------------------
        (Unaudited; all amounts are in millions)

                                                                                                   Six months ended June 30,
                                                                                                   -------------------------
                                                                                                   1994              1993
                                                                                                   ----              ----

          Net cash flow from operating activities:
                Net earnings (loss)                                                               $(99.2)             $125.1
                  Adjustment to reconcile net earnings to net
                   cash flow from operating activities:
                      Merger-related charges                                                       332.1               --
                      Depreciation and amortization                                                 81.7                72.1
                      Gain on the sale of Lifetime, net of tax                                    (164.4)              --
                      Gain on the sale of the cable system, net of tax                             --                  (45.8)
                      Gain on the sale of an investment held at cost,
                        net of tax                                                                 --                  (17.4)
                      Extraordinary loss, net of tax                                                11.9               --
                      Cumulative effect of change in accounting principle                          --                  (10.4)
                      Increase in receivables                                                      (17.8)              (39.2)
                      Increase (decrease) in accounts payable and
                        accrued expenses                                                           (54.2)                6.7
                      Increase in inventory and related liabilities, net                           (77.3)              (89.4)
                      Increase in income taxes payable and deferred
                        income taxes, net                                                           46.9                35.4
                      Increase (decrease) in receivable from Viacom Inc.                           (85.4)                1.4
                      Decrease in deferred income                                                  (16.2)              (12.2)
                      Decrease in unbilled receivables                                              15.1                11.8
                      Other, net                                                                    (5.9)                4.4
                                                                                                   -----               ------
                      Net cash flow from operating activities                                      (32.7)               42.5

              Investing Activities:
                  Capital expenditures                                                             (78.3)              (59.5)
                  Investments in and advances to affiliated companies                              (17.9)              (15.8)
                  Proceeds from sale of partnership interest in Lifetime                           317.6               --
                  Proceeds from sale of the Wisconsin cable system                                  --                  73.7
                  Proceeds from sale of investment held at cost                                     --                  18.1
                  Proceeds from sale of transponders                                                --                  51.0
                  Acquisitions                                                                      --                 (27.9)
                  Promissory note receivable from Viacom Inc.                                       --                 (40.0)
                  Deposits on transponders                                                          --                 (46.7)
                  Other, net                                                                         6.1               --
                                                                                                  ------              ------
                      Net cash flow from investing activities                                      227.5               (47.1)
                                                                                                  ------              ------

              Financing Activities:
                  Short-term borrowings (repayments) from banks, net                              (227.7)               22.8
                  Other, net                                                                        (1.8)               (1.6)
                                                                                                  ------              ------
                      Net cash flow from financing activities                                     (229.5)               21.2
                                                                                                  -------             -----

                  Net increase (decrease) in cash and cash equivalents                             (34.7)               16.6
                  Cash and cash equivalents at beginning of the period                              74.0                48.4
                                                                                                   -----                ----
              Cash and cash equivalents at end of period                                           $39.3               $65.0
                                                                                                   =====               =====



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


     2) PARAMOUNT MERGER AND BLOCKBUSTER MERGER

     On March 11, 1994, Viacom Inc. acquired a majority of the Paramount common stock outstanding, at a price of $107 per share in cash. On July 7, 1994, Paramount became a wholly owned subsidiary of Viacom Inc. (the "Paramount Merger") at the effective time of a merger between Paramount and a subsidiary of Viacom Inc.

     On January 7, 1994, Viacom Inc. and Blockbuster Entertainment Corporation ("Blockbuster") entered into an agreement and plan of merger (the "Blockbuster Merger Agreement") pursuant to which Blockbuster will be merged with and into Viacom Inc. (the "Blockbuster Merger").

     The Blockbuster Merger has been unanimously approved by the Boards of Directors of each of the respective companies. The obligations of Viacom Inc. and Blockbuster to consummate the merger is subject to various conditions, including obtaining requisite stockholder approval. National Amusements, Inc. ("NAI") has agreed to vote its shares of Viacom Inc. in favor of the Blockbuster Merger; therefore approval by Viacom Inc. of the Blockbuster Merger is assured.

     In a letter to stockholders dated May 4,1994, H. Wayne Huizenga, the Chairman of the Board of Blockbuster, stated that although the Blockbuster Board continues to believe that the combination of Blockbuster with Viacom Inc. and Paramount represents an excellent strategic opportunity, given the stock prices as of the date of

                      Viacom International Inc. and Subsidiaries
                      Notes to Consolidated Financial Statements


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

     The closing prices reported by the New York Stock Exchange of Blockbuster's Common Stock and the American Stock Exchange of Viacom Inc.'s Class A and Class B Common Stock as of the close of business on January 6, 1994, the date prior to the announcement of the Blockbuster Merger, were $29 7/8 per share, $47 per share and $42 3/4 per share, respectively. Such prices as of May 3, 1994, the day prior to the stockholders letter, were $26 3/4 per share, $26 per share and $24 1/4 per share, respectively. Such prices were $28 1/8 per share, $41 per share, and $36 13/64 per share, respectively, as of the close of business on August 11, 1994.


     3) PARAMOUNT MERGER-RELATED CHARGES

     Included in earnings (loss) from operations are certain merger-related charges to Viacom's pre-merger businesses, reflecting the integration of these businesses with similar Paramount units, and related management and strategic changes principally related to the merger with Paramount for the six months ended June 30, 1994 are as follows:

                                Viacom        Merger-
                            International     Related
                              pre-merger      Charges      As reported
                              ----------      -------      -----------

                                         (Millions of Dollars)

     Networks             $ 143.9            $  (73.4)   $   70.5
     Entertainment        $   4.0            $ (224.0)   $ (220.0)
     Cable Television
     and Broadcasting     $  67.8            $  (17.3)   $   50.5

     Merger-related charges principally relate to adjustments of programming assets based upon new management strategies and additional programming sources resulting from the merger with Paramount. In addition, a merger-related charge included in Corporate expenses reflects the combination of the Viacom International and Paramount staffs.

                      Viacom International Inc. and Subsidiaries
                      Notes to Consolidated Financial Statements


     4) BANK FINANCING AND DEBT

     Total debt, which includes short-term and long-term debt, consists of the following:
                                                    June 30,   December 31,
                                                      1994        1993
                                                    --------   -----------
                                                     (Millions of dollars)

       Notes payable to banks                      $1,687.4    $1,915.1
       9.125% Senior Subordinated Notes due 1999      150.0       150.0
       8.75%  Senior Subordinated Reset Notes due
          2001                                        100.0       100.0
      10.25% Senior Subordinated Notes due 2001       200.0       200.0
       Obligations under capital leases                92.2        65.3
                                                   --------    --------
                                                    2,229.6
                                                                2,430.4
     Less current portion                               6.7        18.6
                                                     ------    --------
                                                   $2,222.9    $2,411.8
                                                   ========    ========


     On July 1, 1994, Viacom Inc., entered into an aggregate $6.489 billion credit agreement (the "Viacom Credit Agreement") and Viacom International and certain of it subsidiaries (the "Subsidiary
     Obligors") entered into a $311 million credit agreement (the "Viacom International Credit Agreement," collectively with the Viacom Credit Agreement the "Credit Agreement") each with certain banks. The proceeds of this Credit Agreement were used to refinance the previously existing bank debt of Viacom Inc., Viacom International and Paramount. The following is a summary description of the Credit Agreement. The description does not purport to be complete and should be read in conjunction with the Credit Agreement.

     The Viacom Credit Agreement is comprised of (i) a $2.5 billion senior unsecured 2-1/2 year revolving short term loan (the "Short-Term Loan") maturing December 31, 1996, (ii) a $1.8 billion senior unsecured 8 year reducing revolving loan (the "Revolving Loan") maturing July 1, 2002 and (iii) a $2.189 billion 8 year term loan maturing July 1, 2002 (the "Term Loan"), and is guaranteed by Viacom International and Paramount. The Viacom International Credit Agreement is comprised of a $311 million 8-year term loan to Viacom International and certain of its subsidiaries maturing July 1, 2002, and is guaranteed by Viacom Inc. and Paramount.

     The interest rate on all loans made under the Credit Agreement is based upon Citibank, N.A.'s base rate, the Federal Funds Rate or the London Interbank Offered Rate and is affected by Viacom Inc.'s credit rating. Viacom Inc. is permitted to issue commercial paper with a maturity at the time of issuance not to exceed nine months, provided that following each issuance of commercial paper the aggregate amount of the Revolving Loans and Short-Term Loan outstanding, together with the aggregate face amount of

                      Viacom International Inc. and Subsidiaries
                      Notes to Consolidated Financial Statements


     commercial paper outstanding shall not exceed the aggregate amount of the Revolving Loan commitment and the Short-Term Loan commitment at such time.

     Viacom Inc. is required to repay the outstanding principal amount of the Short-Term Loan in full on December 31, 1996. Viacom Inc. is required to repay the principal outstanding under the Term Loan and the Viacom International Credit Agreement in quarterly payments of 3% for the period commencing July 1, 1997 through October 1, 1997, 4% for the period January 1, 1998 through October 1, 1999, 5% for the period January 1, 2000 through October 1, 2000, and 6% for the period January 1, 2001 through July 1, 2002. The Revolving Loan commitment will be reduced by $90 million on July 1, 1998, $360 million on July 1, 1999, $360 million on July 1, 2000, $450 million on July 1, 2001 and $540 million on July 1, 2002. After giving effect to such Revolving Loan commitment reductions, the principal amount outstanding of such Revolving Loans can not exceed the aggregate Revolving Loan commitment.

     Viacom Inc. may prepay the loans and reduce commitments under the Viacom Credit Agreement in whole or in part at any time. Viacom Inc. is required, subject to certain conditions, to make prepayments under the Short-Term Loan resulting from receipt of the first $2.5 billion in the aggregate of net cash proceeds from asset sales other than in the ordinary course of business or from capital market transactions. In the event that a Subsidiary Obligor ceases to be a wholly owned subsidiary of Viacom Inc. or Viacom International, the loans of such Subsidiary Obligor shall be due and payable on the date on which such subsidiary ceases to be a wholly owned subsidiary. If such event occurs prior to December 31, 1996 or the repayment in full of all Short-Term Loans, Viacom Inc. may elect to convert any outstanding portion of the Short-Term Loan into additional Term Loans in an amount equal to the principal amount of such Subsidiary Obligor's loan.

     The Credit Agreement contains certain covenants which, among other things, require that Viacom Inc. maintain certain financial ratios and impose on Viacom Inc. and its subsidiaries certain limitations on substantial asset sales and merger into any other company in which Viacom Inc. is not the surviving entity. The Viacom International Credit Agreement also contains covenants which impose limitations on the incurrence of borrowed money.

     The Credit Agreement contains certain customary events of default and provides that it is an event of default if National Amusements, Inc. ("NAI") fails to own at least 51% of the outstanding voting stock of Viacom Inc.

     Viacom Inc. is required to pay a commitment fee based on the aggregate daily unborrowed portion of the loan commitments.

                      Viacom International Inc. and Subsidiaries
                      Notes to Consolidated Financial Statements


     The Credit Agreement does not require compensating balances.

     The proceeds from the Credit Agreement were used to refinance the previously existing bank debt of Viacom Inc., Viacom International and Paramount. Viacom International recognized an extraordinary loss from the extinguishment of debt of $18.9 million, less a tax benefit of $7.0 million.


     5) COMMITMENTS AND CONTINGENCIES

     Those commitments of Viacom International for program license fees which are not reflected in the balance sheet as of June 30, 1994, which are estimated to aggregate approximately $1.9 billion, principally reflect commitments under Showtime Networks Inc.'s ("SNI's") exclusive arrangements with several motion picture companies. This estimate is based upon a number of factors. A majority of such fees are payable within the next seven years, as part of normal programming expenditures of SNI. These commitments are contingent upon delivery of motion pictures, which are not yet available for premium television exhibition and, in many cases, have not yet been produced.


     6) PROVISION FOR INCOME TAXES

     The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes.

     The annual effective tax rates of 48% for 1993 and negative 4% for 1994 continue to be affected by amortization of acquisition costs which are not deductible for tax purposes.

     Due to the unusual and non-recurring nature of the gain on the sale of the one-third partnership interest in Lifetime and the Wisconsin cable system, their full income tax effect is reflected in the second quarter 1994 and first quarter 1993 tax provision, respectively, and is excluded from the estimated annual effective tax rate.

     During the first quarter of 1993, Viacom International adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), on a prospective basis and recognized a cumulative benefit from a change in accounting principle of $10.4 million.

                      Viacom International Inc. and Subsidiaries
                      Notes to Consolidated Financial Statements


     7) OTHER ITEMS, NET

     On April 4, 1994, Viacom International sold its one-third partnership interest in Lifetime Television ("Lifetime") for approximately $317.6 million, which resulted in a pre-tax gain of approximately $267.4 million in the second quarter of 1994. Proceeds from the sale were used to reduce outstanding debt of Viacom International.

     As part of the settlement of the Time Warner antitrust lawsuit, Viacom International sold the stock of Viacom Cablevision of Wisconsin, Inc. to Warner Communications Inc. ("Warner"). This transaction was effective on January 1, 1993. As consideration for the stock, Warner paid the sum of $46 million, $20 million of which was received during 1992, plus repayment of debt in the amount of $49 million, resulting in a pre-tax gain of approximately $55 million reflected in "Other items, net." Also reflected in this line item is the net gain on the sale of a portion of an investment held at cost and an adjustment to previously established non-operating litigation reserves.


     8) SUPPLEMENTAL CASH FLOW INFORMATION
                                                         Six months ended
                                                            June 30,
                                                      -------------------
                                                         1994        1993
                                                         ----        ----
                                                       (Millions of dollars)
     Cash payments for interest, net of amounts
     capitalized                                     $ 72.8      $ 81.1
     Cash payments for income taxes                  $ 30.1      $ 28.6

                      Viacom International Inc. and Subsidiaries
                      Notes to Consolidated Financial Statements


     Item 2. Management's Discussion and Analysis of Results of
             Operations and Financial Condition.

     Management's discussion and analysis of the results of operations and financial condition of Viacom International should be read in conjunction with the Consolidated Financial Statements and related Notes.

     The following tables set forth revenues, depreciation and amortization, earnings (loss) from operations, equity in pre-tax earnings of affiliated companies, and earnings from operations plus equity in pre-tax earnings by business segment for the three months and six months ended June 30, 1994 and June 30, 1993:

                                                                                                    Equity in
                                                                               Earnings              pre-tax           Operations
                                                                                 from              earnings of            plus
             Second quarter                           Depreciation            operations            affiliated           equity
                  1994               Revenues        & amortization          (as reported)          companies           earnings
                  ----             ------------------------------------------------------------------------------------------------
                                                         (Millions of dollars)

        Networks                   $341.7               $13.1                   $77.5                   (3.3)           $74.2
        Entertainment                34.4                 2.2                     2.0                   (0.2)             1.8
        Cable Television
         & Broadcasting             154.0                24.8                    37.7                    --              37.7
        Corporate                    --                   1.2                   (22.7)                   --             (22.7)
        Intercompany                 (5.8)                --                      --                     --               --
                                    -----                ----                   -----                    ----           -----

        Totals                     $524.3               $41.3                   $94.5                  $(3.5)           $91.0
                                   ======               =====                   =====                  ======           =====

                                                                                                    Equity in
                                                                               Earnings              pre-tax           Operations
                                                                                 from              earnings of            plus
             Second quarter                           Depreciation            operations            affiliated           equity
                  1993               Revenues        & amortization          (as reported)          companies           earnings
                  ----             ------------------------------------------------------------------------------------------------
                                                         (Millions of dollars)

        Networks                   $305.5               $9.8                    $65.1                   0.3              $65.4
        Entertainment                40.7                1.2                     12.2                  (1.0)              11.2
        Cable Television
         & Broadcasting             155.4               22.4                     46.7                   --                46.7
        Corporate                     --                 0.9                    (15.1)                  --               (15.1)
        Intercompany                 (5.8)                --                      --                    --                  --
                                    -----                ----                   -----                    ----           -----

        Totals                     $495.8             $ 34.3                   $108.9                 $(0.7)            $108.2
                                   ======              =====                   =====                  ======            =====

                                                                                                    Equity in
                                                                               Earnings              pre-tax           Operations
                                                                                 from              earnings of            plus
          Six months ended                            Depreciation            operations            affiliated           equity
           June 30, 1994             Revenues        & amortization          (as reported)          companies           earnings
           -------------           ------------------------------------------------------------------------------------------------
                                                         (Millions of dollars)

        Networks                   $656.6               25.0                    $70.5                   $(1.2)          $69.3
        Entertainment                84.6                5.1                   (220.0)                   (0.4)         (220.4)
        Cable Television
         & Broadcasting             295.3               49.4                     49.5                    --              49.5
        Corporate                     --                 2.2                    (65.8)                   --             (65.8)
        Intercompany                (11.4)               --                       --                     --               --
                                    -----                ----                   -----                   ----            -----

        Totals                   $1,025.1              $81.7                  $(165.8)                  $(1.6)        $(167.4)
                                 ========              =====                  ========                  ======        ========

                                                                                                    Equity in
                                                                               Earnings              pre-tax           Operations
                                                                                 from              earnings of            plus
          Six months ended                            Depreciation            operations            affiliated           equity
           June 30, 1993             Revenues        & amortization          (as reported)          companies           earnings
           -------------           ------------------------------------------------------------------------------------------------
                                                         (Millions of dollars)

        Networks                   $574.5               $20.4                   $121.6                  $0.8             $122.4
        Entertainment               105.1                 3.5                     25.3                  (1.0)              24.3
        Cable Television
         & Broadcasting             298.3                46.4                     82.5                    --               82.5
        Corporate                     --                  1.8                    (29.5)                   --              (29.5)
        Intercompany                (11.5)                --                       --                     --                --
                                    -----                ----                    -----                  ----              -----

        Totals                     $966.4               $72.1                   $199.9                 $(0.2)            $199.7
                                   ======               =====                   ======                 ======            ======



     Results of Operations
     ---------------------

     Second quarter 1994 vs. Second quarter 1993
     -------------------------------------------

     Revenues increased 6%, or $28.5 million, to $524.3 million for the second quarter of 1994. Earnings from operations decreased 13%, or $14.4 million, to earnings of $94.5 million for the second quarter of 1994.

     The net earnings of $274.0 million for the second quarter of 1994, reflects net interest expense of $37.1 million, a pre-tax gain on the sale of the one-third partnership interest in Lifetime of $267.4 million and a provision for income taxes of $37.5 million. Net earnings of $43.2 million for the second quarter of 1993, reflects net interest expense of $38.9 million and a provision for income taxes of $40.3 million.


     Networks (Basic cable and premium television networks)

     MTV Networks ("MTVN") revenues increased 21% to $198.3 million for the quarter ended June 30, 1994 from $163.9 million for the quarter ended June 30, 1993: 73% of this increase was attributable to increased advertising sales at each of the services; 21% to increased affiliate fees at each of the services; and 6% to other revenue sources. The increase in advertising sales and affiliate fees are principally due to rate increases. The increases in other revenue sources are principally due to revenues from new business ventures, including licensing and merchandising. MTVN's earnings from operations increased 20% to $68.4 million for the quarter ended June 30, 1994 from $57.1 million for the quarter ended June 30, 1993, reflecting the increased revenues, partially offset by increased costs of operating the networks, including start-up losses of MTV Latino, Nickelodeon Magazine and VH-1 U.K. aggregating $3.1 million.

     Revenues of Showtime Networks Inc. ("SNI") increased 1% to $143.4 million for the quarter ended June 30, 1994 from $141.5 million for the quarter ended June 30, 1993 due to: 1) an increase of $4.5 million in revenues of Showtime Satellite Networks, Inc. ("SSN"), primarily due to a 28% increase in SSN's subscriber

                 Management's Discussion and Analysis of
             Results of Operations and Financial Condition


     base, which was principally attributable to the use of upgraded scrambling technology, partially offset by a 1% decrease in average rates and 2) a decrease of $2.3 million in revenues from sales of Showtime and The Movie Channel from other than SSN, reflecting a 6% increase in the combined subscriber base, while the average affiliate rates decreased by 7%. SNI's premium movie services, Showtime, The Movie Channel and FLIX, served approximately 12.4 million subscribers as of June 30, 1994 and approximately 11.2 million subscribers as of June 30, 1993. SNI's earnings from operations increased 14% to $9.1 million for the quarter ended June 30, 1994 from $8.0 million for the quarter ended June 30, 1993, reflecting the increased revenues partially offset by increased costs.


     Entertainment (Television production and distribution and New Media)

     Viacom Entertainment revenues decreased 15% to $34.4 million for the quarter ended June 30, 1994 from $40.7 million for the quarter ended June 30, 1993. The revenue variance is principally due to decreased syndication revenues. Lower sales to the broadcast, cable and other markets reflect lower syndication revenues for The Cosby Show. Earnings from operations decreased 83% to $2.0 million for the quarter ended June 30, 1994 from $12.2 million for the quarter ended June 30, 1993, primarily reflecting the decreased revenues and $2.5 million of start-up losses associated with Viacom New Media.


     Cable Television and Broadcasting (Cable television systems and Television and Radio stations)

     Cable Television revenues decreased 4% to $103.5 million for the quarter ended June 30, 1994 from $107.5 million for the quarter ended June 30, 1993 due to: 1) a decrease of $6.0 million in basic revenue, primarily due to a 10% decrease in rates for basic services, partially offset by a 3% increase in basic customers; 2) a decrease of $2.2 million in premium revenue, primarily due to decreased rates; 3) an increase of $2.7 million in equipment charges; and 4) an increase of $1.7 million in other revenue sources. Total revenue per basic customer per month decreased 6% to $30.94 in 1994 from $33.09 in 1993. The revenue variances reflect the effect of the 1992 Cable Act rate regulations, released by the FCC, which became effective on September 1, 1993. The FCC released additional rate regulations on March 30, 1994 which became effective May 15, 1994, resulting in an anticipated decrease in regulated revenues of 4% to 6%. Earnings from operations decreased 35% to $21.4 million for the quarter ended June 30, 1994 from $32.9 million for the quarter ended June 30, 1993, reflecting the decreased revenues and increased operating, general and administrative expenses, which include non-recurring costs associated with the implementation of FCC rate regulations.

                 Management's Discussion and Analysis of
             Results of Operations and Financial Condition


     Viacom Cable served approximately 1,117,000 basic customers subscribing to approximately 816,000 premium units as of June 30, 1994. Basic customers and premium units increased 3% and 15%, respectively, since June 30, 1993. Viacom Cable added 6,500 incremental basic customers in second quarter 1994, approximately 266% over the amount added in the second quarter of 1993.

     Television stations revenues increased 7% to $26.0 million for the quarter ended June 30, 1994 from $24.4 million for the quarter ended June 30, 1993, reflecting increased local and national advertising revenues for the Viacom stations. Earnings from operations increased 23% to $8.0 million for the quarter ended June 30, 1994 from $6.5 million for the quarter ended June 30, 1993, reflecting increased revenues.

     Radio revenues increased 4% to $24.4 million for the quarter ended June 30, 1994 from $23.6 million for the quarter ended June 30, 1993, reflecting increased local advertising revenues. Earnings from operations increased 15% to $9.5 million for the quarter ended June 30, 1994 from $8.2 million for the quarter ended June 30, 1993, primarily reflecting the increased revenues.

     Other income and expense information
     ------------------------------------

     On April 4, 1994, Viacom International sold its one-third partnership interest in Lifetime for approximately $317.6 million, which resulted in a pre-tax gain of approximately $267.4 million in the second quarter of 1994. Proceeds from the sale were used to reduce outstanding debt of Viacom International.

     The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes.

     The annual effective tax rates of 48% for 1993 and negative 4% for 1994 continue to be affected by amortization of acquisition costs which are not deductible for tax purposes.

     Due to the unusual and non-recurring nature of the gain on the sale of the Company's one-third partnership interest in Lifetime, its full income tax effect is reflected in the second quarter 1994 tax provision and is excluded from the estimated annual effective tax rate.

     "Equity in losses of affiliated companies, net of tax" was $2.3 million for the quarter ended June 30, 1994 compared with a loss of $.5 million for the quarter ended June 30, 1993, primarily reflecting the absence of Lifetime's earnings due to the sale of the one-third partnership interest, partially offset by improved operating results of Comedy Central.

     Viacom International recognized an extraordinary loss from the extinguishment of debt of $18.9 million, less a tax benefit of $7.0 million (see "Capital Structure")

                 Management's Discussion and Analysis of
             Results of Operations and Financial Condition


     Six months ended June 30, 1994 vs. 1993
     ---------------------------------------

     Revenues increased 6%, or $58.7 million, to $1.0 billion for the six months ended June 30, 1994. Earnings from operations decreased $365.7 million, to a loss of $165.8 million for the six months ended June 30, 1994.

     The net loss of $99.2 million for the six months ended June 30, 1994, reflects net interest expense of $71.1 million, a pre-tax gain on the sale of the one-third partnership interest in Lifetime of $267.4 million and a provision for income taxes of $113.6 million. Net earnings of $125.1 million for the six months ended June 30, 1993, reflect net interest expense of $79.1 million, a pre-tax gain of $55 million from the sale of the Wisconsin cable television system, a provision for income taxes of $72.9 million, and the cumulative benefit from a change in accounting for income taxes of $10.4 million.

     On March 11, 1994, Viacom Inc. acquired, pursuant to a tender offer (the "Paramount Offer"), 61,657,432 shares of Paramount Common Stock, constituting a majority of the shares outstanding, at a price of $107 per share in cash. On July 7, 1994, Paramount became a wholly owned subsidiary of Viacom Inc. (See Note 2 of Notes to Consolidated Financial Statements.)

     Included in earnings (loss) from operations are certain merger-related charges to Viacom's pre-merger businesses, reflecting the integration of these businesses with similar Paramount units, and related management and strategic changes principally related to the merger with Paramount as follows:

                               Viacom      Merger-
                            International  related      As
                                                        --
                             pre-merger    charges   Reported
                             ----------    -------   --------
                                 (Millions of Dollars)
     Networks               $143.9        $ (73.4)   $  70.5
     Entertainment          $  4.0        $(224.0)   $(220.0)
     Cable Television and
     Broadcasting           $ 66.8        $ (17.3)   $  49.5

     These merger-related charges principally relate to adjustments of programming assets based upon new management strategies and additional programming sources resulting from the merger with Paramount. In addition, a merger-related charge of $17.4 million has been taken in Corporate expenses reflecting the combination of the Viacom International and Paramount staffs.

     Exclusive of these merger-related charges, segment results of operations for the three months ended June 30, 1994 were as follows:

                 Management's Discussion and Analysis of
             Results of Operations and Financial Condition


            Networks (Basic cable and premium television networks)

            MTV Networks ("MTVN") revenues increased 25% to $371.9 million for the six months ended June 30, 1994 from $297.5 million for the six months ended June 30, 1993: 70% of this increase was attributable to increased advertising sales at each of the services; 18% to increased affiliate fees at each of the services; and 12% to other revenue sources. The increase in advertising sales and affiliate fees are principally due to rate increases. The increases in other revenue sources are principally due to revenues from new business ventures, including licensing and merchandising. MTVN's earnings from operations increased 20% to $123.6 million for the six months ended June 30, 1994 from $102.8 million for the six months ended June 30, 1993, reflecting the increased revenues, partially offset by increased costs of operating the networks, including start-up losses of MTV Latino, Nickelodeon Magazine and VH-1 U.K. aggregating $5.6 million.

            Revenues of SNI increased 3% to $284.7 million for the six months ended June 30, 1994 from $277.0 million for the six months ended June 30, 1993 due to: 1) an increase of $10.0 million in revenues of Showtime Satellite Networks, Inc. ("SSN"), primarily due to a 33% increase in SSN's subscriber base, which was principally attributable to the use of upgraded scrambling technology, partially offset by a 2% decrease in average rates and 2) a decrease of $5.6 million in revenues from sales of Showtime and The Movie Channel from other than SSN, reflecting a 5% increase in the combined subscriber base, while the average affiliate rates decreased by 7%. SNI's earnings from operations increased 8% to $20.3 million for the six months ended June 30, 1994 from $18.8 million for the six months ended June 30, 1993, reflecting the increased revenues and a change in estimate of the cost of movie rights for previously exhibited programming of $14.6 million, partially offset by increased costs.

                 Management's Discussion and Analysis of
             Results of Operations and Financial Condition


            Entertainment (Television production and distribution and New Media)

            Viacom Entertainment revenues decreased 20% to $84.6 million for the six months ended June 30, 1994 from $105.1 million for the six months ended June 30, 1993. The revenue variance is principally due to decreased syndication revenues. Lower sales to the broadcast, cable and other markets reflect lower syndication revenues for The Cosby Show. Earnings from operations decreased 84% to $4.0 million for the six months ended June 30, 1994 from $25.3 million for the six months ended June 30, 1993, primarily reflecting the decreased revenues and $4.8 million of start-up losses associated with Viacom New Media.


            Cable Television and Broadcasting (Cable television systems and Television and Radio stations)

            Cable Television revenues decreased 4% to $204.2 million for the six months ended June 30, 1994 from $212.0 million for the six months ended June 30, 1993 due to: 1) a decrease of $11.9 million in basic revenue, primarily due to a 10% decrease in rates for basic services, partially offset by a 3% increase in basic customers; 2) a decrease of $3.8 million in premium revenue, primarily due to decreased rates; 3) an increase of $4.4 million in equipment charges; and 4) an increase of $3.5 million from other revenue sources. Total revenue per basic customer per month decreased 6% to $30.71 in 1994 from $32.77 in 1993. Earnings from operations decreased 33% to $42.6 million for the six months ended June 30, 1994 from $63.6 million for the six months ended June 30, 1993, reflecting the decreased revenues and increased operating, general and administrative expenses, which include non-recurring costs associated with the implementation of FCC rate regulations.

            Television stations revenues increased 8% to $47.7 million for the six months ended June 30, 1994 from $44.1 million for the six months ended June 30, 1993, reflecting increased local and national advertising revenues for the Viacom stations. Earnings from operations increased 34% to $12.2 million for the six months ended June 30, 1994 from $9.1 million for the six months ended June 30, 1993, reflecting increased revenues.

            Radio revenues increased 3% to $43.5 million for the six months ended June 30, 1994 from $42.2 million for the six months ended June 30, 1993, reflecting increased local advertising revenues. Earnings from operations increased 24% to $14.6 million for the six months ended June 30, 1994 from $11.7 million for the six months ended June 30, 1993,

                 Management's Discussion and Analysis of
             Results of Operations and Financial Condition


            primarily reflecting the increased revenues.


            Other income and expense information
            ------------------------------------

            Net interest expense decreased 10% to $71.1 million for the six months ended June 30, 1994 from $79.1 million for the six months ended June 30, 1993, reflecting the effect of the redemption of 11.80% Senior Subordinated Debt, partially offset by increased bank borrowings and expense related to interest rate swap agreements.

            For the six months ended June 30, 1993, "Other items, net," reflects the pre-tax gain of approximately $55 million on the sale of the stock of the Wisconsin cable system, an adjustment to previously established non-operating litigation reserves and the net gain on the sale of a portion of an investment held at cost.

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

            "Equity in losses of affiliated companies, net of tax" was $1.0 for the six months ended June 30, 1994 compared with of $0.1 million for the six months ended June 30, 1993, primarily reflecting the absence of Lifetime's earnings, effective April 1, 1994, due to the sale of the one-third partnership interest, partially offset by improved operating results of Comedy Central.

            Effective January 1, 1994, Viacom International adopted Financial Account Standards No. 112, "Employers Accounting for Postemployment Benefits," which did not have a material effect on the Company's financial position or results of operations.


            Liquidity and Capital Resources
            -------------------------------

            Viacom International finances and expects to continue to finance its operations including cash requirements of its joint ventures through internally generated cash flow, funds available through bank credit facilities, public market note and bond offerings and capital contributions from its parent company, Viacom Inc.

            Viacom Inc. expects to fund its anticipated operating, investing and financing cash requirements, with internally generated funds and with various external sources of funds, including additional financings and the sale of non-strategic assets as such

                 Management's Discussion and Analysis of
             Results of Operations and Financial Condition


            opportunities may arise, such as the exploration of the sale of the operations of Madison Square Garden and certain non-core publishing assets.

            On July 1, 1994, Viacom Inc., entered into an aggregate $6.489 billion credit agreement (the "Viacom Credit Agreement") and Viacom International and certain of it subsidiaries (the "Subsidiary Obligors") entered into a $311 million credit agreement (the "Viacom International Credit Agreement," collectively with the Viacom Credit Agreement the "Credit Agreement") each with certain banks. The proceed of which were used to refinance bank debt of Viacom Inc. , Viacom International and Paramount. The Viacom International Credit Agreement is guaranteed by Paramount and Viacom Inc. Viacom Inc. and Paramount guarantee the Viacom Credit Agreement. ("See Capital Structure.")

            Viacom International's current scheduled maturities of long-term debt through December 31, 1998 are $19 million (1997) and $50 million (1998).

            On May 15, 1995 and May 15, 1998, unless a notice of redemption of the 8.75% Senior Subordinated Reset Notes ("8.75% Reset Notes") on such date has been given by the Company, the interest rate on the 8.75% Reset Notes will, if necessary, be adjusted from the rate then in effect to a rate to be determined on the basis of market rates in effect on May 5, 1995 and on May 5, 1998, respectively, as the rate the 8.75% Reset Notes should bear in order to have a market value of 101% of principal amount immediately after the resetting of the rate.

            Viacom International was in compliance with all covenants and had satisfied all financial ratios and tests as of June 30, 1994 under its credit facility and Viacom International expects to remain in compliance with such ratios as may be applicable from time to time during 1994.

            Debt, including the current portion, as a percentage of total capitalization of Viacom International was 67% at June 30, 1994 and December 31, 1993.

            The indebtedness under Viacom International's and Viacom Inc.'s credit facilities bears interest at floating rates, causing Viacom International and Viacom Inc. to be sensitive to changes in prevailing interest rates. As of June 30, 1994, Viacom International had obtained interest rate protection agreements with respect to $2.4 billion of indebtedness of Viacom International and Viacom Inc. The interest rate protection agreements will mature during 1994 through 1997.

                 Management's Discussion and Analysis of
             Results of Operations and Financial Condition


            Net cash flow from operating activities was negative $ 32.7 million for the six months ended June 30, 1994 versus $42.5 million for the six months ended June 30, 1993 due to decreased earnings from operations prior to merger-related charges. Net cash expenditures from investing activities of $227.5 million for the six months ended June 30, 1994, principally reflects proceeds from the sales of the one-third partnership interest in Lifetime, partially offset by capital expenditures and additional investments in affiliated companies. Net cash flows for investing activities of $47.1 million for the six months ended June 30, 1993 principally reflects capital expenditures, the acquisition of ICOM Simulations, Inc., the additional investment in StarSight Telecast, Inc. and advances to Comedy Central, partially offset by proceeds from the sale of the Wisconsin cable system and an investment held at cost. Financing activities principally reflect borrowings and repayments of debt under the credit facilities during each period presented.

            Those commitments of Viacom International for program license fees which are not reflected in the balance sheet as of June 30, 1994, which are estimated to aggregate approximately $1.9 billion, principally reflect commitments under SNI's exclusive arrangements with several motion picture companies. This estimate is based upon a number of factors. A majority of such fees are payable within the next seven years, as part of normal programming expenditures of SNI. These commitments are contingent upon delivery of motion pictures, which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

            Viacom Inc. filed a shelf registration statement with the Securities and Exchange Commission ("SEC") registering $3 billion of debt securities and Preferred Stock. Any debt issued would be guaranteed by Viacom International and Paramount. Effectiveness of the shelf registration is still pending with the SEC.

                 Management's Discussion and Analysis of
             Results of Operations and Financial Condition


            Capital Structure

            The following table sets forth the capitalization of Viacom International and subsidiaries as of June 30, 1994 and December 31, 1993:

                                                             June 30,   December 31,
                                                               1994        1993
                                                              ------    -----------
                                                              (Millions of dollars)
            Current portion of long-term debt              $   6.7      $   18.6
                                                           =======      ========

            Long-term debt:
              Notes payable to banks (a)                    1,687.4     $1,900.0
               9.125% Senior Subordinated Notes due 1999      150.0        150.0
               8.75% Senior Subordinated Reset Notes
                 due 2001                                     100.0        100.0
              10.25% Senior Subordinated Notes due 2001       200.0        200.0
              Obligations under capital leases                 85.5         61.8
                                                           --------       --------

                    Total long-term debt                   $2,222.9     $2,411.8
                                                           ========     ========

            Shareholders' equity of Viacom International:
              Common stock and additional paid-in
                 capital (a)                                 $912.3     $  912.3
              Retained earnings (accumulated deficit)         173.8        273.0
              Cumulative translation adjustment                 1.7          --
                                                            -------     --------
                 Total shareholders' equity                $1,087.8     $1,185.3
                                                           ========     ========

            ______________

                  a) On July 1, 1994, Viacom Inc., entered into the
            aggregate $6.489 billion Viacom Credit Agreement and Viacom International and the Subsidiary Obligors entered into the $311 million Viacom International Credit Agreement each with certain banks. The proceeds of this Credit Agreement were used to refinance the previously existing bank debt of Viacom Inc., Viacom International and Paramount. The following is a summary description of the Credit Agreement. The description does not purport to be complete and should be read in conjunction with the Credit Agreement.

            The Viacom Credit Agreement is comprised of (i) a $2.5 billion senior unsecured 2-1/2 year revolving short term loan (the "Short-Term Loan") maturing December 31, 1996,
            (ii) a $1.8 billion senior unsecured 8 year reducing revolving loan (the "Revolving Loan") maturing July 1, 2002 and (iii) a $2.189 billion 8 year term loan maturing July 1, 2002 (the "Term Loan"), and is guaranteed by Viacom International and Paramount. The Viacom International Credit Agreement is comprised of a $311 million 8-year term loan to Viacom International and certain of its subsidiaries maturing July 1, 2002, and is guaranteed by Viacom Inc. and Paramount.

            The interest rate on all loans made under the Credit
            Agreement is based upon Citibank, N.A.'s base rate, the

                 Management's Discussion and Analysis of
             Results of Operations and Financial Condition


            Federal Funds Rate or the London Interbank Offered Rate and is affected by Viacom Inc.'s credit rating. Viacom Inc. is permitted to issue commercial paper with a maturity at the time of issuance not to exceed nine months, provided that following each issuance of commercial paper the aggregate amount of the Revolving Loans and Short-Term Loan outstanding, together with the aggregate face amount of commercial paper outstanding shall not exceed the aggregate amount of the Revolving Loan commitment and the Short-Term Loan commitment at such time.

            Viacom Inc. is required to repay the outstanding principal amount of the Short-Term Loan in full on December 31, 1996. Viacom Inc. is required to repay the principal outstanding under the Term Loan and the Viacom International Credit Agreement in quarterly payments of 3% for the period commencing July 1, 1997 through October 1, 1997, 4% for the period January 1, 1998 through October 1, 1999, 5% for the period January 1, 2000 through October 1, 2000, and 6% for the period January 1, 2001 through July 1, 2002. The Revolving Loan commitment will be reduced by $90 million on July 1, 1998, $360 million on July 1, 1999, $360 million on July 1, 2000, $450 million on July 1, 2001 and $540 million on July 1, 2002. After giving effect to such Revolving Loan commitment reductions, the principal amount outstanding of such Revolving Loans can not exceed the aggregate Revolving Loan commitment.

            Viacom Inc. may prepay the loans and reduce commitments under the Viacom Credit Agreement in whole or in part at any time. Viacom Inc. is required, subject to certain conditions, to make prepayments under the Short-Term Loan resulting from receipt of the first $2.5 billion in the aggregate of net cash proceeds from asset sales other than in the ordinary course of business or from capital market transactions. In the event that a Subsidiary Obligor ceases to be a wholly owned subsidiary of Viacom Inc. or Viacom International, the loans of such Subsidiary Obligor shall be due and payable on the date on which such subsidiary ceases to be a wholly owned subsidiary. If such event occurs prior to December 31, 1996 or the repayment in full of all Short-Term Loans, Viacom Inc. may elect to convert any outstanding portion of the Short-Term Loan into additional Term Loans in an amount equal to the principal amount of such Subsidiary Obligor's loan.

            The Credit Agreement contains certain covenants which, among other things, require that Viacom Inc. maintain certain financial ratios and impose on Viacom Inc. and its subsidiaries certain limitations on substantial asset sales and merger into any other company in which Viacom Inc. is not the surviving entity. The Viacom International Credit Agreement also contains covenants which impose limitations on the incurrence of borrowed money.

                 Management's Discussion and Analysis of
             Results of Operations and Financial Condition


            The Credit Agreement contains certain customary events of default and provides that it is an event of default if National Amusements, Inc. ("NAI") fails to own at least 51% of the outstanding voting stock of Viacom Inc.

            Viacom Inc. is required to pay a commitment fee based on the aggregate daily unborrowed portion of the loan commitments. The Credit Agreement does not require compensating balances.


                  b) On June 30, 1994, there were 100 outstanding shares of
            Common Stock (100 shares authorized), all of which were owned by Viacom Inc.

            National Amusements, Inc. ("NAI") held approximately 64.2% of outstanding Viacom Inc. Common Stock as of June 30, 1994, which consisted of 85.2% of the then outstanding Class A Common Stock and 51.7% of the outstanding Class B Common Stock.

            After giving effect to the closing of the Paramount Merger and assuming that all shares of Paramount Common Stock were exchanged in the Paramount Merger, NAI owns approximately 85% of the outstanding shares of Viacom Class A Common Stock and 32% of the outstanding shares of Viacom Class B Common Stock (46% on a combined basis).

                                        SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               VIACOM INTERNATIONAL INC.
                                           -----------------------------
                                                 (Registrant)



            Date        August 15, 1994        /s/Frank J. Biondi, Jr.
                      ------------------       --------------------------
                                                Frank J. Biondi, Jr.
                                                President,
                                                Chief Executive Officer


            Date        August 15, 1994        /s/George S. Smith, Jr.
                      ------------------       --------------------------
                                                George S. Smith, Jr.
                                                Senior Vice President,
                                                Chief Financial Officer

                           PART II  --  OTHER INFORMATION


            Item 6.  Exhibits and Reports on Form 8-K.

            (a)  Exhibits.

                 12.1 Computation of Ratio of Earnings to Fixed Charges of Viacom International.

                 12.2 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and
            Preferred Stock Dividends of Viacom Inc.


            (b)  Reports on Form 8-K for and Viacom International Inc.

                 None.