Form 10-Q
period 1994-09-30
VIACOM INTERNATIONAL INC/DE
filed 1994-11-14
CIK 814135

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549
                                     FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1994
                                               ------------------
                        Commission file number 1-9554
                                               ------

                        	VIACOM INTERNATIONAL INC.
- - ----------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


          Delaware                                  	04-2980402
- - ----------------------------------------------------------------------------
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)

    1515 Broadway, New York, N.Y.                	   10036
- - ----------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip code)

Registrant's telephone number, including area code	(212) 258-6000
                                                  --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No___.

Number of shares of Common Stock Outstanding at October 31, 1994:

	Common Stock, par value $.10 per share - 100

                       PART I - FINANCIAL INFORMATION
                       ------------------------------



Item 1. Financial Statements.


VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
- - -------------------------------------
(Unaudited; all amounts, are in millions)


                                                       Three months ended
                                                          September 30,
                                                       ------------------
	                                                 1994	    1993
                                                         ----       ----

Revenues......................................         $558.1      $506.9

Expenses:
   Operating..................................          229.0       212.5
   Selling, general and administrative........          170.9       144.6
   Depreciation and amortization..............           42.2        39.5
                                                        -----       -----
      Total expenses..........................          442.1       396.6
                                                       ------      ------

Earnings from operations......................          116.0       110.3

Other income (expense):
   Interest expense, net......................          (27.6)      (35.2)
   Other items, net...........................            (.3)       (3.6)
                                                        ------      ------

Earnings before income taxes..................           88.1        71.5
   Benefit (provision) for income taxes.......           16.8       (37.0)
   Equity in loss of affiliated companies,
     net of tax...............................           (1.3)       (2.8)
                                                        ------      ------

Net earnings before extraordinary
   item, net of tax...........................          103.6        31.7
   Extraordinary loss, net of tax (See note 4)             --        (8.9)
                                                        ------      ------

Net earnings..................................         $103.6       $22.8
                                                        ------      ------
                                                        ------      ------




                  See notes to consolidated financial statements.

VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
- - -------------------------------------
(Unaudited; all amounts, are in millions)


                                                       Nine months ended
                                                          September 30,
                                                       ------------------
	                                                 1994	    1993
                                                         ----       ----

Revenues......................................         $1,583.2    $1,473.2

Expenses:
   Operating..................................            985.5       642.8
   Selling, general and administrative........            535.1       408.5
   Depreciation and amortization..............            123.9       111.6
                                                        -------     -------
      Total expenses..........................          1,644.5     1,162.9
                                                        -------     -------

Earnings (loss) from operations...............            (61.3)      310.3

Other income (expense):
   Interest expense,..........................            (98.7)     (114.3)
   Other items, net (See Note 7)..............            263.9        63.3
                                                        -------     -------

Earnings before income taxes..................            103.9       259.3
   Provision for income taxes.................            (96.8)     (110.0)
   Equity in loss of affiliated companies,
     net of tax...............................             (2.4)       (2.9)
                                                        -------     -------
Net earnings before extraordinary
   item and cumulative effect of change in
   accounting ................................              4.7       146.4

   Extraordinary loss, net of tax (See Note 4)            (11.9)       (8.9)
   Cumulative effect of change in accounting
    principle (See Note 6)....................               --        10.4
                                                        -------     -------

Net earnings (loss)...........................          $  (7.2)     $147.9
                                                        -------     -------
                                                        -------     -------




                  See notes to consolidated financial statements.

VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
- - ---------------------------
(Unaudited; all amounts are in millions)


                                                              September 30,     December 31,
                                                                   1994             1993
                                                              -------------     ------------
Assets
- - ------
Current Assets:

    Cash and cash equivalents............................      $   49.4          $  74.0

    Receivables, less allowances of
	$36.2 (1994) and $33.9 (1993)....................         372.6            351.7

    Programming rights, deferred program costs and
	distribution fees advanced and committed.........         369.7            356.5

    Other current assets.................................         112.2             95.7
                                                                -------          -------
     Total current assets................................         903.9            877.9
                                                                -------          -------


 Property and equipment, at cost.........................       1,026.3            900.9

    Less accumulated depreciation........................         406.5            347.2
                                                                -------          -------

      Net property and equipment.........................         619.8            553.7
                                                                -------          -------


 Programming rights, deferred program costs and
   distribution fees advanced and committed..............         579.2            789.5

 Receivable from Viacom Inc.(Parent Company).............            --            203.9

 Intangibles, at amortized cost..........................       2,070.8          2,128.9

 Other assets............................................         192.1            219.6
                                                               --------        ---------
                                                               $4,365.8         $4,773.5
                                                               --------        ---------
                                                               --------        ---------

                     See notes to consolidated financial statements.
                                       CONTINUED

VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
- - ---------------------------
(Unaudited; all amounts, except share and per share amounts, are in millions)


                                                September 30,     December 31,
                                                      1994             1993
                                                -------------     ------------

Liabilities and Shareholders' Equity

Current Liabilities:
    Accounts payable.........................  $   69.3          $  96.6
    Accrued interest.........................      11.6             20.5
    Deferred income, current.................      51.2             50.9
    Other accrued expenses...................     241.6            229.5
    Income taxes.............................     245.6            140.5
    Participants share and residuals
     payable.................................     123.8            139.1
    Program rights, current..................     192.7            198.0
    Current portion of long-term debt........      10.5             18.6
                                               --------         --------
       Total current liabilities                  946.3            893.7
                                               --------         --------

Long-term debt...............................     842.8          2,411.8
Program rights, non-current..................     115.9             86.8
Other liabilities............................     176.8            195.9
Payable to Viacom Inc. (Parent Company)......   1,103.9               --


Commitments and contingencies (See Note 5)


Shareholders' Equity:

     Common Stock, par value $.10 per share;
	100 shares authorized, issued and
	outstanding.........................         --               --
     Additional paid-in capital.............      912.3            912.3
     Retained earnings......................      265.8            273.0
     Cumulative translation adjustment......        2.0               --
                                               --------         --------
                                                1,180.1          1,185.3
                                               --------         --------
                                               $4,365.8         $4,773.5
                                               --------         --------
                                               --------         --------



                 See notes to consolidated financial statements.

VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
- - -------------------------------------
(Unaudited; all amounts are in millions)


                                                       Nine months ended
                                                          September 30,
                                                       ------------------
	                                                 1994	    1993
                                                         ----       ----

Net cash flow from operating activities:
  Net earnings (loss)..............................   $  (7.2)   $  147.9
  Adjustment to reconcile net earnings to net
   cash flow from operating activities:
   Merger-related charges..........................     332.1          --
   Depreciation and amortization...................     123.9       111.6
   Gain on the sale of Lifetime, net of tax........    (164.4)         --
   Gain on the sale of the cable system, net of
    tax............................................        --       (45.8)
   Gain on the sale of an investment held at
    cost, net of tax...............................        --       (17.4)
   Extraordinary loss, net of tax..................      11.9         8.9
   Cumulative effect of change in accounting
    principle......................................        --       (10.4)
   Increase in receivables.........................     (21.0)      (52.3)
   Decrease in accounts payable and
    accrued expenses...............................     (51.7)      (44.5)
   Increase in programming assets and
    related liabilities, net.......................    (110.4)     (138.5)
   Increase in income taxes payable and deferred
    income taxes, net..............................      15.5        69.5
   Decrease in deferred income.....................      (9.0)       (3.3)
   Decrease in unbilled receivables................      13.8         1.8
   Other, net......................................     (14.6)       (5.1)
                                                      --------   ---------
      Net cash flow from operating activities......     118.9        22.4
                                                      --------   ---------
Investing Activities:
   Capital expenditures............................    (126.4)      (84.6)
   Investments in and advances to affiliated
    companies......................................     (23.9)      (16.6)
   Proceeds from sale of partnership interest in
    Lifetime.......................................     317.6          --
   Proceeds from sale of the Wisconsin cable system        --        73.7
   Proceeds from sale of investment held at cost...        --        18.1
   Proceeds from sale of transponders..............        --        51.0
   Acquisitions....................................        --       (41.2)
   Deposits on transponders........................      (1.1)      (46.7)
   Other, net......................................        .2          .9
                                                      --------   ---------
      Net cash flow from investing activities......     166.4       (45.4)
                                                      --------   ---------

Financing Activities:
   Short-term borrowings (repayments) from banks,
    net............................................  (1,604.1)      381.8
   Increase in payable to (receivable from) Viacom
    Inc............................................   1,297.7       (34.1)
   Redemption of notes.............................        --      (298.0)
   Premium on redemption of notes..................        --       (10.0)
   Other, net......................................      (3.5)       (2.3)
                                                      --------   ---------
      Net cash flow from financing activities......    (309.9)       37.4
                                                      --------   ---------

   Net increase (decrease)in cash and cash
    equivalents....................................     (24.6)       14.4
   Cash and cash equivalents at beginning of the
    period.........................................      74.0        48.4
                                                      --------   ---------
Cash and cash equivalents at end of period.........   $  49.4    $   62.8
                                                      --------   ---------
                                                      --------   ---------

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

The accompanying unaudited condensed consolidated financial statements of Viacom International have been prepared pursuant to the rules of the Securities and Exchange Commission. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto included in Viacom International's most recent annual report on Form 10-K.

The financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position and results of operations of Viacom International. In order to maintain consistency and comparability between periods presented, certain previously reported amounts have been reclassified to conform with the current presentation.


2) PARAMOUNT MERGER AND BLOCKBUSTER MERGER

On March 11, 1994, Viacom Inc. acquired a majority of the Paramount Communications Inc. ("Paramount") common stock outstanding, at a price of $107 per share in cash. On July 7, 1994, Paramount became a wholly owned subsidiary of Viacom Inc. (the "Paramount Merger") at the effective time of a merger between Paramount and a subsidiary of Viacom Inc.

On September 29, 1994, Blockbuster Entertainment Corporation
("Blockbuster") was merged with and into Viacom Inc., (the "Blockbuster
Merger").

The results of operations and financial position of Paramount and Blockbuster are not reflected in the financial statements herein. Such information for Paramount and the balance sheet for Blockbuster are reflected in the consolidated financial statements of Viacom Inc.


3) PARAMOUNT MERGER-RELATED CHARGES

Comparisons of operating results are affected by the merger and consolidation of certain operations of Viacom International and Paramount under one management structure. Earnings (loss) from operations for the nine months ended September 30, 1994 include certain merger-related charges reflecting the integration of Viacom International's pre-merger businesses with similar Paramount units, and related management and strategic changes principally related to the merger with Paramount. The amounts of merger-related charges are $73.4 million for Networks, $224.0 million for Entertainment and $17.3 million for Cable Television and Broadcasting.

                VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Merger-related charges principally relate to adjustments of programming assets based upon new management strategies and additional programming sources resulting from the merger with Paramount. In addition, a merger-related charge of $17.4 million included in Corporate expenses reflects the combination of the Viacom International and Paramount staffs.

4) BANK FINANCING AND DEBT

Total debt, which includes short-term and long-term debt, consists of the following:
		                          September 30,    December 31,
		                             1994               1993
                                          ------------     ------------
		                              (Millions of dollars)

Notes payable to banks................      $311.0           $1,915.1
9.125% Senior Subordinated Notes due
  1999................................       150.0              150.0
8.75%  Senior Subordinated Reset Notes
  due 2001............................       100.0              100.0
10.25% Senior Subordinated Notes due
  2001................................       200.0              200.0
Obligations under capital leases......        92.3               65.3
                                            -------           -------

                                             853.3            2,430.4
Less current portion..................        10.5               18.6
                                            -------           -------
                                            $842.8           $2,411.8
                                            -------           -------
                                            -------           -------

Viacom Inc., the parent company, will be the sole source of additional financing of working and permanent capital needs of Viacom International.

On July 1, 1994, Viacom Inc., entered into a $6.489 billion credit agreement (the "Viacom Credit Agreement") and Viacom International and certain of its subsidiaries (the "Subsidiary Obligors") entered into a $311 million credit agreement (the "Viacom International Credit Agreement", together with the Viacom Credit Agreement, collectively the "Credit Agreements") each with certain banks, the proceeds of which were used to refinance the previously existing bank debt of Viacom Inc., Viacom International and Paramount. On September 29, 1994, Viacom Inc., entered into an aggregate $1.8 billion credit agreement (the "$1.8 billion Credit Agreement") with certain banks, the proceeds of which were used to refinance the previously existing bank debt of Blockbuster.

Each of the Viacom Inc. Credit Agreement and the $1.8 billion Credit Agreement is guaranteed by Viacom International and Paramount. In addition, the Viacom International Credit Facility is guaranteed by Viacom Inc. and Paramount. Viacom International's public debt securities, that is, its 8.75% Senior Subordinated Notes, 9.125% Senior Subordinated Notes and 10.25% Senior Subordinated Notes, are each guaranteed by Viacom Inc.

The following is a summary description of the credit facilities. The description does not purport to be complete and should be read in conjunction with each of the credit facilities agreements.

The Viacom Credit Agreement is comprised of (i) a $2.5 billion senior unsecured 2-1/2 year revolving short-term loan (the "Short-Term Loan") maturing December 31, 1996, (ii) a $1.8 billion senior unsecured 8-year

                VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reducing revolving loan (the "Revolving Loan") maturing July 1, 2002 and
(iii) a $2.189 billion 8 year term loan maturing July 1, 2002 (the "Term
Loan). The Viacom International Credit Agreement is comprised of a $311 million 8-year term loan to Viacom International and certain of its subsidiaries maturing July 1, 2002. The $1.8 billion Credit Agreement is comprised of a $1.8 billion reducing revolving loan to Viacom Inc. maturing July 1, 2002.

The interest rate on all loans made under each of the credit facilities is based upon Citibank, N.A.'s base rate, the Federal Funds Rate or the London Interbank Offered Rate and is affected by Viacom Inc.'s credit rating.

Viacom International is required to repay the principal outstanding under the Viacom International Credit Agreement in quarterly payments of 3% for the period commencing July 1, 1997 through October 1, 1997, 4% for the period January 1, 1998 through October 1, 1999, 5% for the period January 1, 2000 through October 1, 2000, and 6% for the period January 1, 2001 through July 1, 2002.

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

The credit facilities contain certain covenants which, among other things, require that Viacom Inc. maintain certain financial ratios and impose on Viacom Inc. and its subsidiaries certain limitations on substantial asset sales and mergers in which Viacom Inc. is not the surviving entity, except for the merger of Viacom Inc. into Viacom International with Viacom International as the surviving company. The Viacom International Credit Agreement also contains covenants which impose limitations on the incurrence of borrowed money.

The credit facilities contain certain customary events of default and provides that it is an event of default if National Amusements, Inc. ("NAI") fails to own at least 51% of the outstanding voting stock of Viacom Inc.

The credit facilities do not require compensating balances.

                           _____________________

Extraordinary Losses

The proceeds from the Credit Agreement were used to refinance the previously existing bank debt of Viacom Inc., Viacom International and Paramount. Viacom International recognized an extraordinary loss from the extinguishment of debt of $11.9 million, net of a tax benefit of $7.0 million in the second quarter of 1994.

                VIACOM INTERNATIONAL INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 15, 1993, Viacom International redeemed all of the $298 million principal amount outstanding of the 11.80% Senior Subordinated Notes at a redemption price equal to 103.37% of the principal amount plus accrued interest to July 15,1993. Viacom International recognized an after-tax extraordinary loss from the early extinguishment of such debt of $8.9 million, net of a tax benefit of $6.1 million on the transaction. Viacom International borrowed the funds necessary for the redemption under its bank credit facilities existing during the period.


5) COMMITMENTS AND CONTINGENCIES

Those commitments of Viacom International for program license fees which are not reflected in the balance sheet as of September 30, 1994, which are estimated to aggregate approximately $1.9 billion, principally reflect commitments under Showtime Networks Inc.'s ("SNI's") exclusive arrangements with several motion picture companies. This estimate is based upon a number of factors. A majority of such fees are payable within the next seven years, as part of normal programming expenditures of SNI. These commitments are contingent upon delivery of motion pictures, which are not yet available for premium television exhibition and, in many cases, have not yet been produced.


6) PROVISION FOR INCOME TAXES

The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes.

The annual effective tax rates of 49% for 1993 and 4% for 1994 continue to be affected by amortization of acquisition costs which are not deductible for tax purposes.

Due to the unusual and non-recurring nature of the gain on the sale of the one-third partnership interest in Lifetime Television ("Lifetime") and the Wisconsin cable system, their full income tax effect is reflected in the second quarter 1994 and first quarter 1993 tax provision, respectively, and is excluded from the estimated annual effective tax rate.

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

As part of the settlement of the Time Warner antitrust lawsuit, Viacom International sold the stock of Viacom Cablevision of Wisconsin, Inc. to Warner Communications Inc. ("Warner"). This transaction was effective on January 1, 1993. As consideration for the stock, Warner paid the sum of $46 million, $20 million of which was received during 1992, plus repayment of debt in the amount of $49 million, resulting in a pre-tax gain of approximately $55 million reflected in "Other items, net" in the first quarter of 1993. Also reflected in this line item for the nine months ended September 30, 1993, is a pre-tax gain of $17.4 million in the aggregate from sales of a portion of an investment held at cost and an increase of $9.1 million to previously established non-operating litigation reserves.


8) SUPPLEMENTAL CASH FLOW INFORMATION

                                                       Nine months ended
                                                          September 30,
                                                       ------------------
	                                                 1994	    1993
                                                         ----       ----
                                                      (Millions of dollars)
Cash payments for interest, net of amounts
   capitalized..................................        $110.1      $136.8
Cash payments for income taxes..................          44.4        30.5

Non-cash financing and investing activity:
Equipment acquired under capital leases.........         $26.5       $44.4


Item 2.	Management's Discussion and Analysis of Results of
	Operations and Financial Condition.

Management's discussion and analysis of the results of operations and financial condition of Viacom International should be read in conjunction with the Consolidated Financial Statements and related Notes.
Comparisons of results of operations are affected by the merger and consolidation of certain operating units of Viacom International and Paramount under one management structure, therefore this discussion should also be read in conjunction with Viacom Inc.'s Management's Discussion and Analysis of Results of Operations and Financial Condition.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

The following tables set forth revenues, depreciation and amortization, earnings (loss) from operations, equity in pre-tax losses of affiliated companies, and earnings from operations plus equity in pre-tax losses by business segment for the three months and nine months ended September 30, 1994 and September 30, 1993:


                                                                  Equity in
                                                                   pre-tax
                                Depreciation     Earnings from    losses of     Operations
                                     &            operations      affiliated    plus equity
                    Revenues    amortization     (as reported)    companies       losses
                    --------    ------------     --------------   ----------    -----------
                                   (Millions of dollars)

Third quarter 1994
- - ------------------
Networks..........   $373.1         $13.6            $97.7          $(1.9)         $95.8
Entertainment.....     42.9           2.5             10.9           (0.2)          10.7
Cable Television
 & Broadcasting...    148.4          24.7             31.0             --           31.0
Corporate.........       --           1.3            (23.6)            --          (23.6)
Intercompany......     (6.3)           --               --             --             --
                     ------         -----            ------        -------         ------
Totals............   $558.1         $42.1           $116.0          $(2.1)        $113.9
                     ------         -----            ------        -------         ------
                     ------         -----            ------        -------         ------


Third quarter 1993
- - ------------------
Networks..........   $318.3         $11.8            $82.7          $(4.3)         $78.4
Entertainment.....     47.0           2.9              3.4             --            3.4
Cable Television
 & Broadcasting...    147.5          23.9             36.4             --           36.4
Corporate.........       --           0.9            (12.2)            --          (12.2)
Intercompany......     (5.9)           --               --             --             --
                     ------         -----            ------        -------         ------
Totals............   $506.9         $39.5           $110.3          $(4.3)        $106.0
                     ------         -----            ------        -------         ------
                     ------         -----            ------        -------         ------

Nine months ended
September 30, 1994
- - ------------------

Networks.......... $1,029.7         $38.7           $168.2          $(3.2)        $165.0
Entertainment.....    127.5           7.6           (220.6)          (0.6)        (221.2)
Cable Television
 & Broadcasting...    443.7          74.1             80.5             --           80.5
Corporate.........       --           3.5            (89.4)            --          (89.4)
Intercompany......    (17.7)           --               --             --             --
                    -------         -----            ------        -------         ------
Totals............ $1,583.2        $123.9           $(61.3)         $(3.8)        $(65.1)
                    -------         -----            ------        -------         ------
                    -------         -----            ------        -------         ------

Nine months ended
September 30, 1993
- - ------------------

Networks..........   $829.8         $32.2           $204.3          $(3.4)        $200.9
Entertainment.....    152.2           6.4             28.8           (1.0)          27.8
Cable Television
 & Broadcasting...    445.6          70.2            118.8             --          118.8
Corporate.........       --           2.8            (41.6)            --          (41.6)
Intercompany......    (17.4)           --               --             --             --
                    -------         -----            ------        -------         ------
Totals............ $1,473.2        $111.6           $310.3          $(4.4)        $305.9
                    -------         -----            ------        -------         ------
                    -------         -----            ------        -------         ------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

Results of Operations

Revenues increased 10%, or $51.2 million, to $558.1 million, and 7%, or $110.0 million to $1,583.2 million for the third quarter and nine months ended September 30, 1994, respectively, compared with the same prior-year periods. Earnings from operations increased 5%, or $5.6 million, to $115.9 million, and decreased $371.6 million, to a loss from operations of $61.3 million for the quarter and nine months ended September 30, 1994, respectively, compared with the same prior-year periods.

On March 11, 1994, Viacom Inc. acquired a majority of the Paramount common stock outstanding, at a price of $107 per share in cash. On July 7, 1994, Paramount became a wholly owned subsidiary of Viacom Inc. (the "Paramount Merger") at the effective time of a merger between Paramount and a subsidiary of Viacom Inc.

Earnings (loss) from operations for the nine months ended September 30, 1994 include certain merger-related charges, reflecting the integration of Viacom International's pre-merger businesses with similar Paramount units, and related management and strategic changes principally related to the merger with Paramount. The amounts of merger-related charges are $73.4 million for Networks, $224.0 million for Entertainment and $17.3 million for Cable Television and Broadcasting. These merger-related charges principally relate to adjustments of programming assets based upon new management strategies and additional programming sources resulting from the merger with Paramount. In addition, a merger-related charge of $17.4 million has been taken in Corporate expenses reflecting the combination of the Viacom International and Paramount staffs.

The following is a comparative discussion of revenues and earnings from operations, exclusive of these merger-related charges, for each operating segment.


Networks (Basic cable and premium television networks)

MTV Networks

MTV Networks ("MTVN") revenues increased 17%, to $217.5 million from $185.4 million, and 22%, to $589.4 million from $482.9 million for the quarter and nine months ended September 30, 1994, respectively, compared with the same prior-year periods. The increased revenues are principally due to (1) an aggregate increase of $26.5 million and $78.4 million for the quarter and nine month periods, respectively, in advertising sales at each of the services and (2) an aggregate increase of $10.8 million and $24.5 million for the quarter and nine month periods, respectively, in affiliate fees at each of the services. The increase in advertising sales and affiliate fees are principally due to rate increases.

MTVN's earnings from operations increased 15%, to $87.0 million from $75.9 million, and 18%, to $210.6 million from $178.7 million for the quarter and nine months ended September 30, 1994, respectively,

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

compared with the same prior-year periods. The current periods reflect the increased revenues, partially offset by increased costs of operating the networks, including losses from MTV Latino, Nickelodeon Magazine, VH-1 U.K. and MTV Asia aggregating $5.0 million for the nine month period.

Showtime Networks Inc.

Revenues of Showtime Networks Inc. ("SNI") increased 17%, to $155.6 million from $132.9 million, and 7%, to $440.3 million from $409.9 million for the quarter and nine months ended September 30, 1994, respectively, compared with the same prior-year periods. The net revenue increases are due to 1) additional royalty income of $14.8 million resulting from the settlement of an audit; 2) for the quarter, subscription revenues from cable sales of Showtime and The Movie Channel, increased $4.2 million principally due to a 4% increase in the subscriber base, but for the nine months decreased $1.4 million due to a 5% decrease in average rates partially offset by a 5% increase in the subscriber base; and 3) subscription revenues of the back-yard dish business increased $3.7 million and $13.7 million, for the quarter and nine month periods, respectively, primarily due to increases of 18% and 28% in the back-yard dish subscriber base, which was principally attributable to the use of upgraded scrambling technology, and a 2% and 1% increase in average rates, for the quarter and nine month periods, respectively. SNI's premium movie services, Showtime, The Movie Channel and FLIX, served approximately 12.8 million subscribers as of September 30, 1994 and approximately 11.6 million subscribers as of September 30, 1993.

SNI's earnings from operations increased 56%, to $10.7 million from $6.8 million, and 21%, to $31.0 million from $25.7 million for the quarter and nine months ended September 30, 1994, as compared with the same prior-year periods, reflecting the increased revenues partially offset by increased costs.


Entertainment (Television production and distribution and Interactive Media)

Viacom Entertainment revenues decreased 9%, to $42.9 million from $47.0 million, and 16%, to $127.5 million from $152.2 million for the quarter and nine months ended September 30, 1994, respectively, compared with the same prior-year periods. The revenue variance is principally due to decreased syndication revenues on network produced products, revenues from Viacom Interactive Media, and for the nine month period, decreased syndication revenues associated with The Cosby Show.

Viacom Entertainment reported earnings from operations of $10.9 million compared to $3.4 million, and $3.4 million compared to $28.8 million for the quarter and nine months ended September 30, 1994, respectively, compared with the same prior-year periods, reflecting reduced overhead costs, partially offset by losses from Viacom Interactive Media, and for the nine month period, the effect of the decreased syndication revenue associated with The Cosby Show.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS


Cable Television and Broadcasting (Cable television systems and Television and Radio stations)

Cable Television

Cable Television revenues decreased 3%, to $100.4 million from $103.7 million, and 4% to $304.6 million from $315.7 million for the quarter and nine months ended September 30, 1994, respectively, compared with the same prior-year periods. The decrease in revenues is primarily attributable to decreases in the basic revenue of $5.8 million and $17.7 million in the quarter and nine month periods. The quarter results reflect an 11% decrease in average rates for basic services, partially offset by a 4% increase in basic customers, and the nine month results reflect a 10% decrease in average rates for basic services, partially offset by a 3% increase in basic customers. Total revenue per basic customer per month decreased 7% to $29.90 in 1994 from $31.96, and 6% to $30.44 from $32.50 for the quarter and nine months ended September 30, 1994, respectively, compared with the same prior-year periods. The revenue variances reflect the full effect of the 1992 Cable Act rate regulations, released by the FCC, which became effective on September 1, 1993, and additional rate regulations, released in March 1994 which became effective May 15, 1994.

Earnings from operations decreased 33%, to $17.2 million from $25.9 million, and 33%, to $59.8 million from $89.4 million for the quarter and nine months ended September 30, 1994, respectively, compared with the same prior-year periods, reflecting the decreased revenues and increased operating, general and administrative expenses.

Viacom Cable served approximately 1,127,000 basic customers subscribing to approximately 900,000 premium units as of September 30, 1994. Basic customers and premium units increased 4% and 20%, respectively, since September 30, 1993. Viacom Cable added 9,400 incremental basic customers in third quarter of 1994, approximately 216% over the amount added in the third quarter of 1993.

Television Stations

Television stations revenues increased 15%, to $24.0 million from $20.8 million, and 10%, to $71.6 million from $64.9 million for the quarter and nine months ended September 30, 1994, respectively, compared with the same prior-year periods, reflecting increased local and national advertising revenues for the Viacom stations.

Earnings from operations increased 33% to $5.4 million from $4.1 million, and increased 33% to $17.6 million from $13.2 million for the quarter and nine months ended September 30, 1994, respectively, compared with the same prior-year periods.

Radio Stations

Radio revenues increased 4%, to $24.0 million from $22.9 million, and 4%, to $67.4 million from $65.0 million for the quarter and nine months

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

ended September 30, 1994, respectively, compared with the same prior-year periods, primarily reflecting increased local advertising revenues.

Earnings from operations increased 33%, to $9.7 million from $7.3 million, and 23%, to $23.3 million from $19.0 million, reflecting the increased revenues, partially offset by increased selling and general and administrative expenses.

Other income and expense information

Net interest expense decreased 21% to $27.7 million from $35.2 million, and 14% to $98.7 million from $114.3 million for the quarter and nine months ended September 30, 1994, respectively, compared with the same prior-year periods, reflecting the effect the refinancing of previously existing bank debt by Viacom Inc., the redemption of 11.80% Senior Subordinated Debt, partially offset by increased expense related to interest rate swap agreements.

For the nine months ended September 30, 1994, "Other items, net" reflects the sale of Viacom International's one-third partnership interest in Lifetime Television ("Lifetime") for approximately $317.6 million, which resulted in a pre-tax gain of approximately $267.4 million in the second quarter of 1994. Proceeds from the sale were used to reduce outstanding debt of Viacom International.

For the nine months ended September 30, 1993, "Other items, net," reflects the pre-tax gain of approximately $55 million on the sale of the stock of the Wisconsin cable system, an adjustment to previously established non-operating litigation reserves and the net gain on the sale of a portion of an investment held at cost.

The provision for income taxes represents federal, state and foreign income taxes on earnings before income taxes.

The annual effective tax rates of 49% for 1993 and 4% for 1994 continue to be affected by amortization of acquisition costs which are not deductible for tax purposes.

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

"Equity in losses of affiliated companies, net of tax" decreased 54% to $1.3 million from $2.8 million and, 17%, to $2.4 from $2.9 million for the quarter and nine months ended September 30, 1994, respectively, compared with the same prior-year periods primarily reflecting improved operating results of Comedy Central and

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS



Nickelodeon U.K., partially offset by the absence of Lifetime's earnings, effective April 1, 1994, due to the sale of the one-third partnership interest.

During the nine months ended September 30, 1994, Viacom International recognized an extraordinary loss from the extinguishment of debt of $11.9 million, net of a tax benefit of $7.0 million (see "Capital
Structure").

On July 15, 1993, Viacom International redeemed all of the $298 million principal amount outstanding of the 11.80% Senior Subordinated Notes (the "11.80% Notes") at a redemption price equal to 103.37% of the principal amount plus accrued interest to July 15,1993. Viacom International recognized an after-tax extraordinary loss from the early extinguishment of such debt of $8.9 million, net of a tax benefit of $6.1 million on the transaction. Viacom International borrowed the funds necessary for the redemption under its bank credit facilities existing during the period.

Effective January 1, 1994, Viacom International adopted Financial
Accounting Standards No. 112, "Employers Accounting for Postemployment Benefits," which did not have a material effect on Viacom
International's financial position or results of operations.

Liquidity and Capital Resources

Viacom International finances and expects to continue to finance its operations including cash requirements of its joint ventures through internally generated cash flow, and capital contributions from its parent company, Viacom Inc.

Viacom Inc. expects to fund its anticipated operating, investing and financing cash requirements, with internally generated funds and with various external sources of funds, including additional financings and the sale of non-strategic assets as such opportunities may arise, such as the expected sale of the operations of Madison Square Garden.

On July 1, 1994, Viacom Inc., entered into an aggregate $6.489 billion credit agreement (the "Viacom Credit Agreement") and Viacom International and certain of its subsidiaries (the "Subsidiary Obligors") entered into a $311 million credit agreement (the "Viacom International Credit Agreement," collectively with the Viacom Credit Agreement the "Credit Agreement") each with certain banks. The proceeds of which were used to refinance bank debt of Viacom Inc., Viacom International and Paramount. On September 29, 1994, Viacom Inc., entered into an aggregate $1.8 billion credit agreement (the "$1.8 billion Credit Agreement") with certain banks, the proceeds of which were used to refinance the previously existing bank debt of Blockbuster. ("See Capital Structure.")

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS



Each of the Viacom Inc. Credit Agreement and the $1.8 billion Credit Agreement is guaranteed by Viacom International and Paramount. In addition, the Viacom International Credit Facility is guaranteed by Viacom Inc. and Paramount. Viacom International's public debt securities, that is, its 8.75% Senior Subordinated Notes, 9.125% Senior Subordinated Notes and 10.25% Senior Subordinated Notes, are each guaranteed by Viacom Inc.

Viacom International's current scheduled maturities of long-term debt through December 31, 1998 are $19 million (1997) and $50 million
(1998).

On May 15, 1995 and May 15, 1998, unless a notice of redemption of the 8.75% Senior Subordinated Reset Notes ("8.75% Reset Notes")on such date has been given by Viacom International, the interest rate on the 8.75% Reset Notes will, if necessary, be adjusted from the rate then in effect to a rate to be determined on the basis of market rates in effect on May 5, 1995 and on May 5, 1998, respectively, as the rate the 8.75% Reset Notes should bear in order to have a market value of 101% of principal amount immediately after the resetting of the rate.

Viacom International was in compliance with all covenants and had satisfied all financial ratios and tests as of September 30, 1994 under its credit facility and Viacom International expects to remain in compliance with such ratios as may be applicable from time to time during 1994.

Debt, including the current portion, as a percentage of total capitalization of Viacom International was 42% at September 30, 1994 and 67% December 31, 1993.

The indebtedness under Viacom International's and Viacom Inc.'s credit facilities bears interest at floating rates, causing Viacom International and Viacom Inc. to be sensitive to changes in prevailing interest rates. As of September 30, 1994, Viacom International had obtained interest rate protection agreements with respect to $2.6 billion of indebtedness of Viacom International and Viacom Inc. The interest rate protection agreements will mature during 1994 through 1997.

Net cash flow from operating activities was $118.9 million for the nine months ended September 30, 1994 versus $22.4 million for the nine months ended September 30, 1993 due to increased earnings from operations prior to merger-related charges. Net cash flows from investing activities of $166.4 million for the nine months ended September 30, 1994, principally reflect proceeds from the sales of the one-third partnership interest in Lifetime, partially offset by capital expenditures and additional investments in affiliated companies. Net cash expenditures for investing activities of $45.4 million for the nine months ended September 30, 1993 principally reflect capital expenditures, the acquisition of ICOM Simulations, Inc., the additional investment in StarSight Telecast, Inc. and advances to Comedy Central, partially offset by proceeds from the sale of the Wisconsin cable system and an investment held at cost. Financing activities principally reflect borrowings and repayments of debt under the credit facilities during each period presented, in

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS


1994, amounts received from Viacom Inc. to refinance the previously existing credit facilities, and in 1993, the redemption of the 11.80% Notes.

Those commitments of Viacom International for program license fees which are not reflected in the balance sheet as of September 30, 1994, which are estimated to aggregate approximately $1.9 billion, principally reflect commitments under SNI's exclusive arrangements with several motion picture companies. This estimate is based upon a number of factors. A majority of such fees are payable within the next seven years, as part of normal programming expenditures of SNI. These commitments are contingent upon delivery of motion pictures, which are not yet available for premium television exhibition and, in many cases, have not yet been produced.

Viacom Inc. filed a shelf registration statement with the Securities and Exchange Commission ("SEC") registering $3 billion of debt securities and Preferred Stock. Any debt issued would be guaranteed by Viacom International and Paramount. Effectiveness of the shelf registration is still pending with the SEC.


Capital Structure

The following table sets forth the capitalization of Viacom
International and subsidiaries as of September 30, 1994 and December 31, 1993:


                                       September 30,   December 31,
                                           1994            1993
                                       ------------    -----------
                                          (Millions of dollars)


Current portion of long-term debt.....   $  10.5         $   18.6
                                       ------------    ------------
Long-term debt:
   Notes payable to banks (a)..........  $ 311.0         $1,900.0
    9.125% Senior Subordinated Notes
     due 1999..........................    150.0            150.0
    8.75% Senior Subordinated Reset
     Notes due 2001....................    100.0            100.0
   10.25% Senior Subordinated Notes
     due 2001..........................    200.0            200.0
   Obligations under capital leases....     81.8             61.8
                                       ------------    ------------
	Total long-term debt...........  $ 842.8	 $2,411.8
                                       ------------    ------------
                                       ------------    ------------

Shareholders' equity of Viacom International:
   Common stock and additional paid-in
    capital (b)........................  $ 912.3         $ 912.3
    Retained earnings (accumulated
    deficit)...........................    265.8           273.0
    Cumulative translation adjustment..      2.0              --
                                       ------------    ------------
        Total shareholders' equity..... $1,180.1        $1,185.3
                                       ------------    ------------
                                       ------------    ------------

______________

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS




	a) On July 1, 1994, Viacom Inc., entered into a $6.489 billion credit agreement (the "Viacom Credit Agreement") and Viacom International and certain of its subsidiaries (the "Subsidiary Obligors") entered into a $311 million credit agreement (the "Viacom International Credit Agreement", together with the Viacom Credit Agreement, collectively the "Credit Agreements") each with certain banks, the proceeds of which were used to refinance the previously existing bank debt of Viacom Inc., Viacom International and Paramount. On September 29, 1994, Viacom Inc., entered into an aggregate $1.8 billion credit agreement (the $1.8 billion Credit Agreement") with certain banks, the proceeds of which were used to refinance the previously existing bank debt of Blockbuster. See Note 4 to Notes to Consolidated Financial Statements for a summary description of the credit facilities.

	b) On September 30, 1994, there were 100 outstanding shares of Common Stock (100 shares authorized), all of which were owned by Viacom Inc.

As of September 30, 1994, NAI owns approximately 61% of the outstanding shares of Viacom Inc. Class A Common Stock and 26% of
Class A and Class B Common Stock on a combined basis.

PART II  --  OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits.

	10.1 Employment Agreement, dated as of August 1, 1994, between Viacom Inc. and Frank J. Biondi, Jr. (filed herewith), and Agreement under the Viacom Inc. 1994 Long-Term Management
Incentive Plan, dated as of August 18, 1994, between Viacom Inc.
and Frank J. Biondi, Jr. (filed herewith).

	27.1  Financial Data Schedule.

(b)	Reports on Form 8-K for Viacom International Inc.

	Current Report on Form 8-K, dated July 22, 1994, relating to the aggregate $6.489 billion credit agreement, entered into by Viacom Inc. on July 1, 1994 and the respective guarantees of Paramount Communications Inc. ("Paramount") and Viacom International Inc. ("Viacom International") thereto; and to the $311 million credit agreement entered into by Viacom International and certain of its subsidiaries on July 1, 1994 and the respective guarantees of Paramount and Viacom Inc. thereto.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            VIACOM INTERNATIONAL INC.
                                          ----------------------------
                                                  (Registrant)



Date  November 14, 1994                      /s/Frank J. Biondi, Jr.
      -----------------                   ----------------------------
                                                Frank J. Biondi, Jr.
                                                President,
                                                Chief Executive Officer

Date  November 14, 1994                      /s/George S. Smith, Jr.
      -----------------                   ----------------------------
                                                George S. Smith, Jr.
                                                Senior Vice President,
                                                Chief Financial Officer

                              EXHIBIT INDEX
                              -------------





Exhibit                       Description
- - -------                       -----------

10.1 Employment Agreement, dated as of August 1, 1994, between Viacom Inc. and Frank J. Biondi, Jr., and Agreement under the Viacom Inc. 1994
                   Long-Term Management Incentive Plan, dated as of August 18, 1994, between Viacom Inc. and Frank J. Biondi, Jr.

27.1               Financial Data Schedule.