Form 10-Q
period 1996-06-30
TCI PACIFIC COMMUNICATIONS INC
filed 1996-09-12
CIK 814135

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                  F O R M 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1996

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from       to
                                        -----    -----

Commission File Number 1-9554

                      TCI PACIFIC COMMUNICATIONS, INC.
- --------------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)

         State of Delaware                                04-2980402
- --------------------------------------      ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)



            5619 DTC Parkway
           Englewood, Colorado                                  80111
- -------------------------------------------             ------------------------
(Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (303) 267-5500

     Viacom International, Inc. -- 1515 Broadway, New York, New York 10036
     ---------------------------------------------------------------------
                   (Former name and address of Registrant)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.     Yes      No  X
                                          -----   -----

    All of the Registrant's common stock is owned by TCI Communications, Inc. The number of shares outstanding of the Registrant's common stock as of July 31, 1996 was:

                      Class B Common Stock - 1,000 shares.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly, VIACOM INTERNATIONAL, INC.)
                                  (see note 1)


                            Combined Balance Sheets
                                  (unaudited)


                                                                          June 30,             December 31,
                                                                            1996                  1995
                                                                        ------------        -----------------
          Assets                                                                amounts in thousands
         ------
        Cash                                                              $    4,283               2,294

        Trade and other receivables, net                                      11,233              14,333

        Property and equipment, at cost:
         Land                                                                  6,443               5,470
         Distribution systems                                                591,348             549,553
         Support equipment and buildings                                     195,022             192,305
                                                                          ----------           ---------
                                                                             792,813             747,328
         Less accumulated depreciation                                       355,547             327,684
                                                                          ----------           ---------
                                                                             437,266             419,644
                                                                          ----------           ---------

        Franchise costs                                                      718,928             718,636
          Less accumulated amortization                                      166,710             157,407
                                                                          ----------           ---------
                                                                             552,218             561,229
                                                                          ----------           ---------

        Other assets, at cost, net of amortization (note 7)                   70,089              69,313
                                                                          ----------           ---------
                                                                          $1,075,089           1,066,813
                                                                          ==========           =========
        Liabilities and Viacom Equity Investment
        ----------------------------------------

        Accounts payable                                                  $   33,218              28,380

        Accrued expenses                                                      42,326              40,242

        Debt (note 4)                                                         57,000              57,000

        Deferred income taxes                                                 77,507              72,953

        Other liabilities                                                     10,593              11,131
                                                                          ----------           ---------
           Total liabilities                                                 220,664             209,706

        Viacom equity investment (notes 3 and 5)                             854,445             857,107
                                                                          ----------           ---------

        Commitments and contingencies (note 7)
                                                                          $1,075,089           1,066,813
                                                                          ==========           =========


See accompanying notes to combined financial statements.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly, VIACOM INTERNATIONAL, INC.)
                                  (see note 1)



                       Combined Statements of Operations
                                  (unaudited)


                                                                Three months                       Six months
                                                                    ended                             ended
                                                                   June 30,                          June 30,
                                                      -------------------------------   --------------------------------
                                                           1996              1995             1996             1995
                                                       ------------      ------------       --------         --------
                                                                         amounts in thousands
 Revenue                                               $119,626          109,702            236,225          215,574

 Operating costs and expenses:
    Operating (note 6)                                   51,625           47,770            103,355           94,149
    Selling, general and administrative                  23,310           20,936             47,546           42,275
       (note 6)
    Depreciation and amortization                        22,162           20,536             43,969           40,449
                                                       --------        ---------           --------         --------
                                                         97,097           89,242            194,870          176,873
                                                       --------        ---------           --------         --------

        Operating income                                 22,529           20,460             41,355           38,701

 Other income (expense):
    Interest expense (note 6)                           (12,045)         (12,875)           (24,003)         (24,932)
    Gain on sale of marketable securities
     available-for-sale                                      --               --                 --           26,902
    Other, net                                            2,024            1,448              3,605            3,235
                                                       --------        ---------           --------         --------
                                                        (10,021)         (11,427)           (20,398)           5,205
                                                       --------        ---------           --------         --------

    Earnings before income taxes                         12,508            9,033             20,957           43,906

 Income tax expense (note 5)                             (7,094)          (5,056)           (12,153)         (20,295)
                                                       --------        ---------           --------         --------

       Net earnings                                    $  5,414            3,977              8,804           23,611
                                                       ========        =========           ========         ========




See accompanying notes to combined financial statements.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly, VIACOM INTERNATIONAL, INC.)
                                  (see note 1)



                       Combined Statements of Cash Flows
                                  (unaudited)

                                                                                      Six months ended
                                                                                          June 30,
                                                                                   ----------------------
                                                                                    1996            1995
                                                                                   ------          ------
                                                                                    amounts in thousands
 Cash flows from operating activities:
    Net earnings                                                                   $   8,804       23,611
    Adjustments to reconcile net earnings to
     net cash provided by operating activities:
       Depreciation and amortization                                                  43,969       40,449
       Gain on sale of marketable securities
        available-for-sale                                                                --      (26,902)
       Deferred income tax benefit                                                     4,554        2,255
       Other noncash charges (credits)                                                   712       (1,056)
       Changes in operating assets and liabilities:
        Change in receivables                                                          3,100        4,084
        Change in accruals and payables                                                6,922        5,014
                                                                                   ---------     --------
          Net cash provided by operating activities                                   68,061       47,455
                                                                                   ---------     --------

 Cash flows from investing activities:
  Capital expended for property and equipment                                        (52,398)     (56,695)
  Cash proceeds from disposition of assets                                                --       27,001
  Other investing activities                                                          (2,208)      (5,123)
                                                                                   ---------     --------
           Net cash used in investing activities                                     (54,606)     (34,817)
                                                                                   ---------     --------
 Cash flows from financing activities -
  Distributions to Viacom, Inc.                                                      (11,466)     (13,060)
                                                                                   ---------     --------
           Net increase (decrease) in cash                                             1,989         (422)

             Cash at beginning of period                                               2,294        3,011
                                                                                   ---------     --------
             Cash at end of period                                                 $   4,283        2,589
                                                                                   =========     ========

 See accompanying notes to combined financial statements.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly, VIACOM INTERNATIONAL, INC.)

                     Notes to Combined Financial Statements

                                 June 30, 1996
                                  (unaudited)


(1)     Basis of Presentation

        On July 24, 1995, Viacom Inc. ("Viacom"), Viacom International Inc.
        July 24, 1995, Viacom Inc. ("Viacom"), Viacom International Inc.
        (after giving effect to the First Distribution as defined below, "VII
        Cable"),        a wholly owned subsidiary of Viacom, and Viacom
        International Services Inc. ("New VII"), a wholly owned subsidiary of VII Cable, entered into certain agreements (the "Transaction Agreements") with Tele-Communications, Inc. ("TCI") and TCI Communications, Inc. ("TCIC"), a subsidiary of TCI, providing for, among other things, the conveyance of Viacom International Inc.'s non-cable assets and liabilities to New VII, the distribution of all of the common stock of New VII to Viacom (the "First Distribution"), the Exchange Offer (as defined below) and the issuance to TCIC of all of the Class B Common Stock of VII Cable.

        On June 24, 1996, Viacom commenced an exchange offer (the "Exchange Offer") pursuant to which Viacom shareholders could exchange shares of Viacom Class A or Class B Common Stock for shares of VII Cable Class A Common Stock. Prior to the consummation of the Exchange Offer, Viacom International Inc. entered into a $1.7 billion credit agreement (the "Credit Agreement"). Proceeds from such credit agreement were transferred by Viacom International Inc. to New VII as part of the First Distribution. Immediately following the consummation of the Exchange Offer on July 31, 1996, TCIC through a capital contribution of $350 million in cash, purchased all of the shares of Class B Common Stock of VII Cable (the "Acquisition"). At that time, the shares of Class A Common Stock of VII Cable issued in the Exchange Offer converted into shares of 5% Class A Senior Cumulative Redeemable Exchangeable Preferred Stock (the "Exchangeable Preferred Stock") of VII Cable with a stated value of $100 per share (the "Stated Value"), and VII Cable was renamed TCI Pacific Communications, Inc. When used in these financial statements "VII Cable" refers to the period prior to the Acquisition,
        "Pacific" refers to the period subsequent to the Acquisition    and the
        "Company" refers to all periods.

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly, VIACOM INTERNATIONAL, INC.)

                     Notes to Combined Financial Statements

    The terms of the Exchangeable Preferred Stock, including its dividend, redemption and exchange features, were designed to cause the Exchangeable Preferred Stock, in the opinion of two investment banks, to initially trade at the Stated Value. The Exchangeable Preferred Stock is exchangeable, at the option of the holder commencing after the fifth anniversary of the date of issuance, for shares of Tele-Communications, Inc. Series A TCI Group Stock ("Series A TCI Group Stock") at an initial exchange rate of 4.81 shares of Series A TCI Group Stock for each share of Exchangeable Preferred Stock exchanged. The Exchangeable Preferred Stock is subject to redemption, at the option of the Company, after the fifth anniversary of the date of issuance, initially at a redemption price of $102.50 per share and thereafter at prices declining ratably annually to $100 per share on and after the eighth anniversary of the date of issuance, plus accrued and unpaid dividends to the date of redemption. The Exchangeable Preferred Stock is also subject to mandatory redemption on the tenth anniversary of the date of issuance at a price equal to the Stated Value per share plus accrued and unpaid dividends. Amounts payable by the Company in satisfaction of its optional or mandatory redemption obligations with respect to the Exchangeable Preferred Stock may be made in cash or, at the election of the Company, in shares of Series A TCI Group Stock, or in any combination of the foregoing.

    The accompanying combined financial statements and related notes reflect the carve-out historical results of operations and financial position of the cable television business of Viacom. These combined financial statements are not necessarily indicative of results that would have occurred if VII Cable had been a separate stand-alone entity during the periods presented or of future results of Pacific.

    The accompanying interim combined financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These combined financial statements should be read in conjunction with VII Cable's combined financial statements and notes thereto for the year ended December 31, 1995.

    The Company, through its subsidiaries and affiliates, is principally engaged in the construction, acquisition, ownership, and operation of cable television systems. The Company operates its cable television systems in five geographic regions in the United States.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    Certain amounts have been reclassified for comparability with the 1996 presentation.

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly, VIACOM INTERNATIONAL, INC.)

                     Notes to Combined Financial Statements


(2)      Summary of Significant Accounting Policies

         Principles of Combination

         The combined financial statements included the accounts of VII Cable and all investments of more than 50% in subsidiaries in which VII Cable has significant control. All significant intercompany transactions with combined entities have been eliminated.

         Receivables

         Receivables are reflected net of an allowance for doubtful accounts. Such allowance at June 30, 1996 and December 31, 1995 was not material.

         Property and Equipment

         Property and equipment, including construction in progress, is stated at cost. Inventory, which consists primarily of construction material, is recorded at the lower of weighted average cost or market. Construction in progress and inventory are included in distribution systems. VII Cable capitalizes interest costs associated with certain qualifying assets. The total amount of interest costs capitalized was not material during 1996 or 1995. Repairs and maintenance are charged to operations, and renewals and additions are capitalized. Upon the normal retirement of distribution system components, the cost is charged to accumulated depreciation with no effect on net earnings. For all other retirements, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.

         Depreciation expense is computed on a straight-line method over estimated useful lives of 9-15 years for distribution systems and 4-30 years for support equipment and buildings.

         Intangibles

         Intangible assets primarily consist of the cost of acquired businesses in excess of the fair value of tangible assets and liabilities acquired. Such assets are amortized on a straight-line basis over estimated useful lives of up to 40 years. In addition, VII Cable has franchise rights to operate cable television systems in various towns and political subdivisions within its service areas. The cost of successful franchise applications are capitalized and amortized over the life of the related franchise agreement. Franchise lives generally range from 10 to 15 years with various dates of expiration.

         Financial Instruments

         VII Cable's most significant financial instruments are debt and marketable securities available-for-sale. The carrying value of its debt instruments approximates fair value.

         Investments classified as available-for-sale are carried at fair value and unrealized holding gains and losses during the period are recorded as a component of equity. During February 1995, VII Cable sold its marketable securities available-for-sale, resulting in a pre-tax gain of $26,902,000.

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly, VIACOM INTERNATIONAL, INC.)

                     Notes to Combined Financial Statements


         Recent Accounting Pronouncements

         During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"). "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which VII Cable adopted in 1996. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. VII Cable's adoption of SFAS 121 did not have an effect on VII Cable's combined financial position or results of operations.

(3)      Viacom Equity Investment

         An analysis of the Viacom equity investment activity is as follows (amounts in thousands):

         Balance as of December 31, 1995                       $857,107
         Net earnings                                             8,804
         Net distributions to Viacom                            (11,466)
                                                               --------
         Balance as of June 30, 1996                           $854,445
                                                               ========

        Prior to the Acquisition, Viacom funded the working capital requirements of its businesses based upon a centralized cash management system. Viacom equity investment includes accumulated equity as well as any payables and receivables due to/ from Viacom resulting from cash transfers.

(4)      Debt

         During 1994, Viacom International Inc. and certain of its subsidiaries (the "Subsidiary Borrowers") entered into a $311 million credit agreement (the "Viacom Credit Agreement"), of which $57 million was entered into by Viacom Cablevision of Dayton Inc. ("Dayton"), which is included in the combined financial statements for VII Cable. As a result of the transactions described in note 1, New VII assumed Dayton's obligation under the Viacom Credit Agreement.

         In connection with the Acquisition described in note 1, the Company borrowed $1,350 million pursuant to the Credit Agreement. The Credit Agreement consists of a $350 million term loan (the "Term Loan") which is due December 31, 2004 and a $1,050 million revolving commitment loan (the "Revolving Loan") that provides for semi-annual escalating commitment reductions from June 30, 1998 through September 30, 2004. The Term Loan and the Revolving Loan provide for quarterly interest payments at variable rates based upon the Company's debt to cash flow ratio (as defined the Credit Agreement). The Credit Agreement contains restrictive covenants which require, among other things, the maintenance of specified cash flow and financial ratios and include certain limitations of indebtedness, investments, guarantees, dispositions, stock repurchases and dividend payments. In addition, the Revolving Loan requires a commitment fee to be paid quarterly on the average unborrowed portion of the total amount available for borrowings.

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly, VIACOM INTERNATIONAL, INC.)

                     Notes to Combined Financial Statements




(5)      Income Taxes

         Viacom International Inc. has been included in consolidated federal, state and local income tax returns filed by Viacom. However, the tax expense reflected in the accompanying combined statements of operations and tax liabilities reflected in the accompanying combined balance sheets have been prepared on a separate return basis as though VII Cable had filed stand-alone income tax returns. The current income tax liabilities for the periods presented have been satisfied by Viacom. These amounts have been reflected in Viacom equity investment in the accompanying combined balance sheets. In connection with the transactions described in note 1, Viacom agreed to indemnify VII Cable against income tax assessments, if any, arising from federal, state or local tax audits for periods in which VII Cable was a member of Viacom's consolidated tax group.

(6)      Related Party Transactions

         TCI will provide certain facilities, services and personnel to Pacific. The scope of the facilities, personnel and services to Pacific and the respective charges payable in respect thereof are set forth in a services agreement to be entered into among TCI, TCIC and Pacific (the "Services Agreement"). Pursuant to the Services Agreement, TCI will provide to Pacific administrative and operational services necessary for the conduct of its business, including, but not limited to, such services as are generally performed by TCI's accounting, finance, corporate, legal and tax departments. In addition, TCI will make available to Pacific such general overall management services and strategic planning services as TCI and Pacific shall agree, and shall provide Pacific with such access to and assistance from TCI engineering and construction groups and TCI's programming and technology/venture personnel as Pacific may from time to time request.

         The Services Agreement will also provide that, for so long as TCI continues to beneficially own shares of Pacific's common stock representing at least a majority in voting power of the outstanding shares of capital stock of Pacific entitled to vote generally in the election of directors, TCI will continue to provide in the same manner, and on the same basis as is generally provided from time to time to other participating TCI subsidiaries, benefits and administrative services to Pacific's employees. In this regard, Pacific will be allocated that portion of TCI's compensation expense attributable to benefits extended to employees of Pacific.

         Pursuant to the Services Agreement, Pacific will from time to time reimburse TCI for all direct expenses incurred by them in providing such services and a pro rata share of all indirect expenses incurred by them in connection with the rendering of such services, including a pro rata share of the salary and other compensation of TCI employees performing services for Pacific and general overhead expenses. The obligations of TCI to provide services under the Services Agreement (other than TCI's obligation to allow Pacific's employees to participate in TCI's employee benefit plans) will continue in effect until terminated by any party to the Services Agreement at any time on not less than 60 days' notice.

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly, VIACOM INTERNATIONAL, INC.)

                     Notes to Combined Financial Statements

        An indirect wholly owned subsidiary of TCI purchases programming services from program suppliers and then makes such services available to TCI's subsidiaries and certain of its affiliates at such subsidiary's cost and, in some circumstances, an administrative fee. It is anticipated that the cable systems owned and operated by Pacific will purchase programming from such subsidiary at such subsidiary's cost.

        Prior to the Acquisition, Viacom provided VII Cable with certain general services, including insurance, legal, financial and other corporate functions. Charges for these services have been made based on the average of certain specified ratios of revenues, earnings from operations and net assets. Management believes that the methodologies used to allocate these charges are reasonable. The charges for such services were $4,838,000 and $4,100,000 for the six months ended June 30, 1996 and 1995, respectively.

        In addition to the interest expense recorded by VII Cable on borrowing under the credit agreement described in note 3, Viacom allocated interest expense of $22,933,000 and $23,899,000 for the six months ended June 30, 1996 and 1995, respectively. Such allocated interest expense is related to Viacom corporate debt and is allocated to VII Cable on the basis of a percentage of VII Cable's average net assets to Viacom's average net assets.

        VII Cable, through the normal course of business, was involved in transactions with companies owned by or affiliated with Viacom. VII Cable has agreements to distribute television programs of such companies, including Showtime Networks Inc., MTV Networks, Comedy Central and USA Networks. The agreements require VII Cable to pay license fees based upon the number of customers receiving the service. Affiliate license fees incurred under these agreements were $16,846,000 and $14,583,000 for the six months ended June 30, 1996 and 1995, respectively. In addition, cooperative advertising expenses charged to affiliated companies were $168,000 and $545,000 for the six months ended June 30, 1996 and 1995, respectively.

(7)     Commitments and Contingencies

        During July 1991, VII Cable received reassessments from ten California counties of its real and personal property, related to a June 1987 acquisition, which could result in substantially higher California property tax liabilities. VII Cable is appealing the reassessments. At June 30, 1996 and December 31, 1995, VII Cable had paid $43,913,000 and $43,245,000, respectively, of real and personal property taxes which have been recorded as an excess property tax receivable included in other assets. In connection with the transactions described in note 1, such other assets and any potential future liability were conveyed to Viacom effective July 31, 1996.

        The Company is involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, will have a material adverse effect on the Company's financial position or results of operations.

        In the ordinary course of business, the Company enters into long-term affiliation agreements with programming services which require that the Company continues to carry and pay for programming and meet certain performance requirements.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly, VIACOM INTERNATIONAL, INC.)

Management's Discussion and Analysis of
   Financial Condition and Results of Operations

General

         On July 24, 1995, Viacom, Viacom International Inc. and Viacom International Services Inc., entered into the Transaction Agreements with TCI and TCIC, providing for, among other things, the conveyance of Viacom International Inc.'s non-cable assets and liabilities to New VII, the distribution of all of the common stock of New VII to Viacom, the Exchange Offer and the issuance to TCIC of all of the Class B Common Stock of VII Cable.

         On June 24, 1996, Viacom commenced the Exchange Offer pursuant to which Viacom shareholders could exchange shares of Viacom Class A or Class B Common Stock for shares of VII Cable Class A Common Stock. Prior to the consummation of the Exchange Offer, Viacom International Inc. entered into the Credit Agreement. Proceeds from such credit agreement were transferred by Viacom International Inc. to New VII as part of the First Distribution. Immediately following the consummation of the Exchange Offer on July 31, 1996, TCIC through a capital contribution of $350 million in cash, purchased all of the shares of Class B Common Stock of VII Cable. At that time, the shares of Class A Common Stock of VII Cable issued in the Exchange Offer converted into shares of 5% Class A Senior Cumulative Redeemable Exchangeable Preferred Stock of VII Cable with a stated value of $100 per share, and VII Cable was renamed TCI Pacific Communications, Inc.

         The terms of the Exchangeable Preferred Stock, including its dividend, redemption and exchange features, were designed to cause the Exchangeable Preferred Stock, in the opinion of two investment banks, to initially trade at the Stated Value. The Exchangeable Preferred Stock is exchangeable, at the option of the holder commencing after the fifth anniversary of the date of issuance, for shares of Series A TCI Group Stock. The Exchangeable Preferred Stock is subject to redemption, at the option of the Company, after the fifth anniversary of the date of issuance. The Exchangeable Preferred Stock is also subject to mandatory redemption on the tenth anniversary of the date of issuance at a price equal to the Stated Value per share plus accrued and unpaid dividends. Amounts payable by the Company in satisfaction of its optional or mandatory redemption obligations with respect to the Exchangeable Preferred Stock may be made in cash or, at the election of the Company, in shares of Series A TCI Group Stock, or in any combination of the foregoing. See note 1 to the accompanying combined financial statements.

         The following discussion of financial condition and results of operations and the accompanying combined financial statements and related notes reflect the carve-out historical results of operations and financial position of the cable television business of Viacom. These combined financial statements are not necessarily indicative of results that would have occurred if VII Cable had been a separate stand-alone entity during the periods presented or of future results of Pacific.

         The Company owns and operates cable television systems in five geographic regions in the United States. Substantially all of the Company's revenue is earned from subscriber fees for primary (i.e., non-premium) and premium subscription services, the rental of converters and remote control devices, and installation fees. Additional revenue is derived from the sale of advertising, pay-per-view programming fees, payments received related to products sold through home shopping services and leasing of fiber optic capacity in three of the Company's franchise areas to partnerships (in which the Company has an equity interest) engaged in the provision of competitive access telephone services.

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly, VIACOM INTERNATIONAL, INC.)

         Recent federal laws and regulations, including the decision to reregulate certain aspects of the cable television distribution industry, have affected the Company's ability to increase rates for certain subscriber services or restructure its rates for certain services. These reregulation activities are designed to reduce customer rates and limit future rate increases for non-premium program services.

(1)      Material Changes in Financial Condition:

         In connection with the Acquisition described in note 1, the Company borrowed $1,350 million pursuant to the Credit Agreement. The Credit Agreement consists of the $350 million Term Loan which is due December 13, 2004 and the $1,050 million Revolving Loan that provides for semi-annual escalating commitment reductions from June 30, 1998 through September 30, 2004. The Term Loan and the Revolving Loan provide for quarterly interest payments at variable rates based upon the Company's debt to cash flow ratio (as defined in the Credit Agreement). The Credit Agreement contains restrictive covenants which require, among other things, the maintenance of specified cash flow and financial ratios and include certain limitations on indebtedness, investments, guarantees, dispositions, stock repurchases and dividend payments.

         Additionally, the Company's business requires significant capital expenditures to maintain, upgrade, rebuild and expand its cable television systems. VII Cable's cash requirements have been funded by VII Cable's operating activities and historically, as needed, through intercompany advances from Viacom. On a pro forma basis for 1995, VII Cable's cash flow would have been insufficient to meet its anticipated cash requirements (including capital expenditures, capital contributions to joint ventures, payments of interest and principal on the Credit Agreement and dividends payable on the Exchangeable Preferred Stock). VII Cable would expect any remaining insufficiency to be addressed by borrowings of up to $50 million under the revolving credit portion of the Credit Agreement and thereafter through intercompany advances, as required, from TCI.

         The Company is involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, will have a material adverse effect on the Company's financial position or results of operations.

         The Company's current franchises expire on various dates through 2017. VII Cable has never had a franchise revoked and, to date, all of VII Cable's franchises have been renewed or extended at or prior to their scheduled expirations. The Company has no reason to believe that its franchises will not be renewed.

         The Company's cable systems currently compete for viewers with, or face potential competition from, other distribution systems which deliver programming by microwave transmission (through multichannel multipoint distribution systems and satellite master antenna television systems or directly to subscribers via either direct broadcast satellite or TV-receive only technology.

         In the ordinary course of business, the Company enters into long-term affiliation agreements with programming services which require that the Company continue to carry and pay for programming and meet certain performance requirements.

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly, VIACOM INTERNATIONAL, INC.)


(1)      Material Changes in Financial Condition (continued):

         Net cash flow from operating activities increased 43% to $68.1 million for the six months ended June 30, 1996 from $47.5 million for the six months ended June 30, 1995, primarily reflecting the lower provision for income taxes for second quarter 1996 due to the second quarter 1995 gain on the sale of marketable securities and increased operating income in the second quarter of 1996. Investing activities primarily reflect capital expenditures and in second quarter 1995 proceeds from the sale of marketable securities. Net cash flow from financing activities reflect Viacom's funding of VII Cable's working capital requirements, net of amount allocated to VII Cable from Viacom, including amounts for interest, certain administrative services and salaries and benefits. See the accompanying combined statements of cash flows.

(2)      Material Changes in Results of Operations:

         Revenue increased 9% and 10% for the three months and six months ended June 30, 1996, respectively, as compared to the corresponding periods in 1995. The three month increase is primarily attributable to 3.2% and 2.1% increases in average primary customers and premium units, respectively, and a 6.6% increase in the average primary rate, partially offset by a 1.0% decrease in the average premium rate.

         The six month increase in revenue is primarily due to 3.2% and 3.6% increases in average primary customers and premium units, respectively, and a 6.3% increase in the average primary rate, partially offset by a 2.3% decrease in the average premium rate. In addition, pay-per-revenue increased $3 million or 44.5% during the six months ended June 30, 1996, as compared to the same period in 1995.

         Operating expenses increased 8% and 10% for the three months and six months ended June 30, 1996, respectively, as compared to the corresponding periods in 1995. Such increases are consistent with the increases in revenue described above and principally reflect an increase in programming and other costs related to customer growth, increased programming fees and increased channel capacity.

         Selling, general and administrative ("SG&A") expenses increased 11% and 12% for the three months and six months ended June 30, 1996, respectively, as compared to the corresponding periods in 1995. Such increases principally reflect higher overhead allocations and the absence of programming launch incentives in 1996. As a percentage of revenue, SG&A expenses were relatively comparable from the 1995 periods to the 1996 periods.

         As of June 30, 1996, VII Cable served approximately 1,196,000 primary customers subscribing to approximately 930,000 premium units, representing a 3.2% and 1.7% increase, respectively, since June 30, 1995.

         Prior to the Acquisition, Viacom provided VII Cable with certain general services, including insurance, legal, financial and other corporate functions. Charges for these services were based on the average of certain specified ratios of revenue, operating income and net assets of VII Cable in relation to Viacom. See note 6 to the accompanying combined financial statements.

         The Company anticipates that its depreciation and amortization will increase significantly as a result of the Acquisition and the resulting addition to franchise costs after the allocation of the $1.7 billion purchase price to the Company's assets and liabilities based on their respective fair market values.

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly, VIACOM INTERNATIONAL, INC.)


(2)      Material Changes in Results of Operations (continued):

         Interest expense decreased slightly during the three months and six months ended June 30, 1996, as compared to 1995. Interest expense reflects amounts recorded by VII Cable on borrowings under a credit agreement and amounts allocated by Viacom. Viacom allocated interest expense to VII Cable based on a percentage of VII Cable's average net assets to Viacom's average net assets. Interest expense is expected to increase significantly following consummation of the Acquisition as a result of the borrowings under the Credit Agreement.

         VII Cable was included in the consolidated federal, state and local income tax returns filed by Viacom. However, the income tax provision was prepared on a separate return basis as though VII Cable filed stand-alone income tax returns. The effective tax rates of 58% and 46% for the six months ended June 30, 1996 and 1995, respectively, were both adversely affected by the amortization of acquisition costs which are not deductible for tax purposes.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly, VIACOM INTERNATIONAL, INC.)



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

      There were no new material legal proceedings or material developments in previously reported legal proceedings during the quarter ended June 30, 1996 to which TCI Pacific Communications, Inc. or any of its consolidated subsidiaries is a party or of which any of its property is the subject.


Item 6.       Exhibit and Reports on Form 8-K.

      (a)     Exhibit -

              (27) TCI Pacific Communications, Inc. Financial Data Schedule

      (b)     Reports on Form 8-K filed during the quarter ended June 30, 1996:

              None.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               TCI PACIFIC COMMUNICATIONS, INC.





Date:        September 12, 1996           By:  /s/ Brendan R. Clouston
                                               ---------------------------------
                                                   Brendan R. Clouston
                                                     President



Date:        September 12, 1996           By:  /s/ Bernard W. Schotters
                                               ---------------------------------
                                                   Bernard W. Schotters
                                                    Senior Vice President and
                                                     Treasurer
                                                   (Principal Financial Officer)

                                 EXHIBIT INDEX

The following exhibits are filed herewith or are incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K) as noted:


    (27)   TCI Pacific Communications, Inc. Financial Data Schedule