Form 10-Q
period 1996-09-30
TCI PACIFIC COMMUNICATIONS INC
filed 1996-11-14
CIK 814135

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                  F O R M 10-Q


[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1996

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______ to ______


Commission File Number 1-9554


                        TCI PACIFIC COMMUNICATIONS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                  State of Delaware                                                04-2980402
  -----------------------------------------------                    ------------------------------------
  (State or other jurisdiction of incorporation or                   (I.R.S. Employer Identification No.)
                    organization)


                  5619 DTC Parkway
                Englewood, Colorado                                                 80111
         ----------------------------------------                                 ----------
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

                       Class B Common Stock - 100 shares.

              TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                             (see notes 1 and 2)

                                Balance Sheets
                                 (unaudited)

                                                                          Pacific               VII Cable
                                                                          (note 2)               (note 2)
                                                                        -------------          ------------
                                                                        September 30,          December 31,
                                                                            1996                   1995
                                                                        -------------          ------------
                                                                              amounts in thousands
                                                                                               (C)
Assets
------

Cash                                                                    $   42,184       |        2,294
                                                                                         |
Trade and other receivables, net                                            17,432       |       14,333
                                                                                         |
Prepaids                                                                     8,839       |        3,342
                                                                                         |
Property and equipment, at cost:                                                         |
   Land                                                                      6,445       |        5,470
   Distribution systems                                                    310,178       |      549,553
   Support equipment and buildings                                         195,045       |      192,305
                                                                        ----------       |    ---------
                                                                           511,668       |      747,328
   Less accumulated depreciation                                             6,239       |      327,684
                                                                        ----------       |    ---------
                                                                           505,429       |      419,644
                                                                        ----------       |    ---------
                                                                                         |
Franchise costs                                                          2,825,388       |      718,636
   Less accumulated amortization                                            11,375       |      157,407
                                                                        ----------       |    ---------
                                                                         2,814,013       |      561,229
                                                                        ----------       |    ---------
                                                                                         |
Other assets, at cost, net of amortization (note 1)                         63,469       |       65,971
                                                                        ----------       |    ---------
                                                                                         |
                                                                        $3,451,366       |    1,066,813
                                                                        ==========       |    =========
Liabilities and Common Stockholder's Equity                                              |
-------------------------------------------                                              |
                                                                                         |
Accounts payable and accrued expenses                                   $   35,804       |       70,099
                                                                                         |
Debt (note 7)                                                            1,324,999       |       57,000
                                                                                         |
Deferred income taxes                                                    1,055,692       |       72,953
                                                                                         |
Other liabilities                                                            4,445       |        9,654
                                                                        ----------       |    ---------
                                                                                         |
     Total liabilities                                                   2,420,940       |      209,706
                                                                        ----------       |    ---------
                                                                                         |
Exchangeable Preferred Stock (note 9)                                      631,011       |          --
                                                                                         |
Common stockholder's equity:                                                             |
   Class A common stock, $1 par value.                                                   |
      Authorized 6,257,961 shares;                                                       |
      no shares issued and outstanding                                          --       |          --
   Class B common stock, $.01, par value.                                                |
      Authorized 100 shares;                                                             |
      issued and outstanding 100 shares                                         --       |          --
   Additional paid-in capital                                              344,786       |          --
   Accumulated deficit                                                        (901)      |          --
   Viacom Inc. ("Viacom") equity investment                                     --       |      857,107
                                                                        ----------       |    ---------
                                                                           343,885       |      857,107
   Due to TCI Communications, Inc. ("TCIC")                                 55,530       |          --
                                                                        ----------       |    ---------
                                                                                         |
     Total common stockholder's equity                                     399,415       |      857,107
                                                                        ----------       |    ---------
Commitments (note 11)                                                                    |
                                                                        $3,451,366       |    1,066,813
                                                                        ==========       |    =========


See accompanying notes to financial statements.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                              (see notes 1 and 2)

                            Statements of Operations
                                  (unaudited)


                                                             Pacific                          VII Cable
                                                             (note 2)                          (note 2)
                                                           -------------           ----------------------------------
                                                            Two months             One month            Three months
                                                              ended                  ended                  ended
                                                           September 30,            July 31,             September 30,
                                                               1996                   1996                   1995
                                                           -------------           ----------           -------------
                                                                             amounts in thousands
 Revenue                                                      $ 83,252     |            42,769               118,108
                                                                           |
 Operating costs and expenses:                                             |
   Operating (note 10)                                          27,344     |            16,639                42,674
   Selling, general and administrative  (note 10)               22,611     |            11,159                32,182
   Depreciation (note 4)                                         6,239     |             5,949                15,978
   Amortization                                                 11,375     |             1,555                 4,659
                                                              --------     |            ------               -------
                                                                67,569     |            35,302                95,493
                                                              --------     |            ------               -------
                                                                           |
         Operating income                                       15,683     |             7,467                22,615
                                                                           |
 Other income (expense):                                                   |
   Interest expense (note 10)                                  (16,744)    |            (6,905)              (12,996)
   Interest income                                                  --     |             2,214                    --
   Other, net                                                     (506)    |               359                   (10)
                                                              --------     |            ------               -------
                                                               (17,250)    |            (4,332)              (13,006)
                                                              --------     |            ------               -------
                                                                           |
     Earnings (loss) before income taxes                        (1,567)    |             3,135                 9,609
                                                                           |
 Income tax benefit (expense) (note 8)                             666     |            (1,279)               (5,366)
                                                              --------     |            ------               -------
                                                                           |
     Net earnings (loss)                                          (901)    |             1,856                 4,243
                                                                           |            ======               =======
                                                                           |
Dividend requirement on Exchangeable Preferred Stock            (5,214)    |
                                                              --------     |
                                                                           |
     Net loss attributable to common stockholder              $ (6,115)    |
                                                              ========     |


See accompanying notes to financial statements.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                              (see notes 1 and 2)


                            Statements of Operations
                                  (unaudited)


                                                             Pacific                          VII Cable
                                                            (note 2)                          (note 2)
                                                          -------------          ------------------------------------
                                                           Two months            Seven months            Nine months
                                                              ended                  ended                  ended
                                                          September 30,            July 31,             September 30,
                                                              1996                   1996                   1995
                                                          -------------          ------------           -------------
                                                                             amounts in thousands
Revenue                                                       $ 83,252    |            293,299               346,427
                                                                          |
Operating costs and expenses:                                             |
   Operating (note 10)                                          27,344    |            108,652               126,253
   Selling, general and administrative  (note 10)               22,611    |             80,801                94,653
   Depreciation (note 4)                                         6,239    |             40,681                47,185
   Amortization                                                 11,375    |             10,899                14,002
                                                              --------    |            -------               -------
                                                                67,569    |            241,033               282,093
                                                              --------    |            -------               -------
                                                                          |
         Operating income                                       15,683    |             52,266                64,334
                                                                          |
Other income (expense):                                                   |
   Interest expense (note 10)                                  (16,744)   |            (30,908)              (37,928)
   Interest income                                                  --    |              2,214                    --
   Gain on sale of marketable securities held as                          |
     available-for-sale                                             --    |                 --                26,902
   Other, net                                                     (506)   |                520                   207
                                                              --------    |            -------               -------
                                                               (17,250)   |            (28,174)              (10,819)
                                                              --------    |            -------               -------
                                                                          |
     Earnings (loss) before income taxes                        (1,567)   |             24,092                53,515
                                                                          |
Income tax benefit (expense) (note 8)                              666    |            (13,432)              (25,661)
                                                              --------    |            -------               -------
                                                                          |
     Net earnings (loss)                                          (901)   |             10,660                27,854
                                                                          |            =======               =======
                                                                          |
Dividend requirement on Exchangeable Preferred                            |
    Stock                                                       (5,214)   |
                                                              --------    |
                                                                          |
     Net loss attributable to common stockholder              $ (6,115)   |
                                                              ========    |


See accompanying notes to financial statements.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                              (see notes 1 and 2)


                    Statement of Common Stockholder's Equity
                                  (unaudited)



                                            Common stock    Additional                   Viacom
                                          ----------------   paid-in     Accumulated     equity        Due to       Total
                                          Class A  Class B   capital       deficit     investment       TCIC        equity
                                          -------  -------  ----------   -----------   ----------      ------     ----------
                                                                         amounts in thousands
VII Cable (note 2)
------------------

Balance at January 1, 1996                  $--      --           --           --         857,107          --        857,107

  Net earnings                                                                             10,660          --         10,660
  Net distributions from Viacom              --      --           --           --           4,163          --          4,163
  Allocated interest from Viacom             --      --           --           --          28,140          --         28,140
  Allocated overhead from Viacom             --      --           --           --           5,750          --          5,750
  Income tax allocation from Viacom          --      --           --           --          10,873          --         10,873
  Salaries and benefits payments
    allocated by Viacom                      --      --           --           --           7,569          --          7,569
  Other                                      --      --           --           --             (11)         --            (11)
  Transfer of cash and net liabilities
    in connection with the First
    Distribution (note 1)                    --      --           --           --      (1,678,760)         --     (1,678,760)
  Costs incurred by TCIC to obtain
    Credit Agreement allocated to
    VII Cable (note 1)                       --      --           --           --              --      12,673         12,673
                                            ---      --      -------         ----      ----------      ------     ----------

Balance at July 31, 1996                    $--      --           --           --        (754,509)     12,673       (741,836)
                                            ===      ==      =======         ====      ==========      ======     ==========
_____________________________________________________________________________________________________________________________


Pacific (note 2)
----------------

Initial capitalization                      $--      --      350,000          --               --      35,293        385,293
  Net loss                                   --      --           --         (901)             --          --           (901)
  Accreted dividends on Exchangeable
    Preferred Stock                          --      --       (5,214)          --              --          --         (5,214)
  Allocation of programming charges
    from TCIC                                --      --           --           --              --      18,308         18,308
  Allocation of expenses in connection
    with the Services Agreement (note 10)    --      --           --           --              --       1,993          1,993
  Intercompany income tax allocation         --      --           --           --              --         775            775
  Net cash transfers to TCIC                 --      --           --           --              --        (839)          (839)
                                            ---      --      -------         ----      ----------      ------     ----------

Balance at September 30, 1996               $--      --      344,786         (901)             --      55,530        399,415
                                            ===      ==      =======         ====      ==========      ======     ==========


See accompanying notes to financial statements.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                              (see notes 1 and 2)

                            Statements of Cash Flows
                                  (unaudited)


                                                                 Pacific                     VII Cable
                                                                 (note 2)                    (note 2)
                                                               -------------     -----------------------------------
                                                                Two months       Seven months           Nine months
                                                                   ended             ended                 ended
                                                               September 30,       July 31,            September 30,
                                                                   1996              1996                  1995
                                                               -------------     ------------          -------------
                                                                                  amounts in thousands
                                                                                  (see notes 2 and 5)
Cash flows from operating activities:
   Net earnings (loss)                                          $   (901)     |      10,660                 27,854
   Adjustments to reconcile net earnings (loss) to net cash                   |
     provided by operating activities:                                        |
       Depreciation and amortization                              17,614      |      51,580                 61,187
       Gain on sale of marketable securities held as                          |
          available-for-sale                                          --      |          --                (26,902)
       Intercompany income tax allocation                            775      |          --                     --
       Deferred income tax expense (benefit)                      (1,441)     |       2,559                  2,911
       Other noncash credits                                          --      |         (35)                  (129)
       Changes in operating assets and liabilities:                           |
           Change in receivables                                  (7,769)     |       1,215                   (890)
           Change in accruals and payables                         3,050      |       6,288                  1,801
           Change in prepaids                                     (6,572)     |         141                 (1,297)
                                                                --------      |  ----------                -------
                                                                              |
              Net cash provided by operating activities            4,756      |      72,408                 64,535
                                                                --------      |  ----------                -------
                                                                              |
Cash flows from investing activities:                                         |
   Capital expended for property and equipment                    (2,626)     |     (68,581)               (85,824)
   Cash proceeds from disposition of assets                           --      |          81                 27,001
   Other investing activities                                      4,860      |      (4,364)               (12,522)
                                                                --------      |  ----------                -------
                                                                              |
              Net cash provided by (used in) investing                        |
                  activities                                       2,234      |     (72,864)               (71,345)
                                                                --------      |  ----------                -------
                                                                              |
Cash flows from financing activities:                                         |
   Borrowings of debt                                                 --      |   1,700,000                     --
   Repayments of debt                                            (25,001)     |     (57,000)                    --
   Change in cash transfers from TCIC                               (839)     |          --                     --
   Allocated charges from TCIC                                    20,301      |          --                     --
   Transfer of cash to New VII as part of First Distribution                  |
     (note 1)                                                         --      |  (1,701,112)                    --
   Change in cash transfers from Viacom, Inc.                         --      |       4,163                  6,074
   Allocated charges from Viacom                                      --      |      52,321                     --
                                                                --------      |  ----------                -------
                                                                              |
              Net cash provided by (used in) financing                        |
                activities                                        (5,539)     |      (1,628)                 6,074
                                                                --------      |  ----------                -------
                                                                              |
              Net increase (decrease) in cash                      1,451      |      (2,084)                  (736)
                                                                              |
                Cash at beginning of period                       40,733      |       2,294                  3,011
                                                                --------      |  ----------                -------
                                                                              |
                Cash at end of period                           $ 42,184      |         210                  2,275
                                                                ========      |  ==========                =======


See accompanying notes to financial statements.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly, VIACOM INTERNATIONAL, INC.)

                         Notes to Financial Statements

                               September 30, 1996
                                  (unaudited)


(1)      Acquisition and Related Transactions

         On July 24, 1995, Viacom, Viacom International Inc. (after giving effect to the First Distribution as defined below, "VII Cable "), a wholly owned subsidiary of Viacom, and Viacom International Services Inc. ("New VII"), a wholly owned subsidiary of VII Cable, entered into certain agreements (the "Transaction Agreements") with Tele-Communications, Inc. ("TCI") and TCIC, a subsidiary of TCI, providing for, among other things, the conveyance of Viacom International Inc.'s non-cable assets and liabilities to New VII, the distribution of all of the common stock of New VII to Viacom (the "First Distribution"), the Exchange Offer (as defined below) and the issuance to TCIC of all of the Class B Common Stock of VII Cable. On June 24, 1996, Viacom commenced an exchange offer (the "Exchange Offer") pursuant to which Viacom shareholders had the option to exchange shares of Viacom Class A or Class B Common Stock ("Viacom Common Stock") for a total of 6,257,961 shares of VII Cable Class A Common Stock. The Exchange Offer expired on July 22, 1996 with a final exchange ratio of 0.4075 shares of VII Cable Class A Common Stock for each share of Viacom Common Stock accepted for exchange.

         Prior to the consummation of the Exchange Offer on July 31, 1996, Viacom International Inc. entered into a $1.7 billion credit agreement (the "Credit Agreement"). Proceeds from the Credit Agreement were transferred by Viacom International Inc. to New VII as part of the First Distribution. Immediately following the consummation of the Exchange Offer, on July 31, 1996, TCIC, through a capital contribution of $350 million in cash, purchased all of the shares of Class B Common Stock of VII Cable (the "Acquisition"). At that time, VII Cable was renamed TCI Pacific Communications, Inc. (together with its consolidated subsidiaries, "Pacific") and the shares of Class A Common Stock of VII Cable were converted into shares of a cumulative redeemable exchangeable preferred stock (the "Exchangeable Preferred Stock"). Proceeds from the $350 million capital contribution were used to repay a portion of the Credit Agreement.

         On October 13, 1995, TCIC (as buyer) and Prime Cable of Fort Bend, L.P. and Prime Cable Income Partners, L.P. (as sellers) executed asset and stock purchase and sale agreements (the "Houston Purchase Agreements") providing for the sale of certain cable television systems serving the greater Houston Metropolitan Area for a total base purchase price of $301 million, subject to adjustments. On December 18, 1995, TCIC assigned all of its rights, remedies, title and interest in, to and under the Houston Purchase Agreements to a majority-owned investee of InterMedia Capital Partners IV, L.P. ("IMP"). On May 8, 1996, IMP consummated the transactions under the Houston Purchase Agreements. In connection with the Acquisition, IMP's majority-owned investee swapped its Houston cable systems plus cash amounting to $36,633,000 for VII Cable's Nashville cable system (the "Exchange").

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly, VIACOM INTERNATIONAL, INC.)

                         Notes to Financial Statements



         During July 1991, VII Cable received reassessments from ten California counties of its real and personal property, related to a June 1987 acquisition, which could result in substantially higher California property tax liabilities. VII Cable is appealing the reassessments. At July 31, 1996 VII Cable had paid $44,083,000 related to real and personal property taxes which were, along with any potential future liability, transferred to New VII on July 31, 1996 as part of the First Distribution.

         During January 1995, VII Cable entered into an agreement to sell its 40% partnership interest in Prime Sports Northwest Network ("Prime Sports") to a subsidiary of TCI, Liberty Media Corporation, for sales proceeds of $9 million. VII Cable's equity investment in Prime Sports, included in other assets, was transferred to New VII on July 31, 1996, as part of the First Distribution.

         The Company, through its subsidiaries and affiliates, is principally engaged in the construction, acquisition, ownership, and operation of cable television systems. The Company operates its cable television systems in five geographic regions in the United States.

(2)      Basis of Presentation

         In the accompanying financial statements and in the following text, references are made to VII Cable and Pacific. The periods through July 31, 1996 reflect the carve-out historical results of operations and financial position of the cable television business of Viacom and are referred to as "VII Cable". The financial statements for periods subsequent to July 31, 1996 reflect the consolidated results of operations and financial condition of Pacific and are referred to as "Pacific". The "Company" refers to both Pacific and its predecessor entity, VII Cable.

         The accompanying financial statements include the accounts of the Company and all investments of more than 50% in subsidiaries in which the Company has significant control. All intercompany transactions have been eliminated for all periods presented.

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly, VIACOM INTERNATIONAL, INC.)

                         Notes to Financial Statements



         The following table represents the summary balance sheet of VII Cable at July 31, 1996 prior to the consummation of the Exchange Offer and the Acquisition and the opening summary balance sheet of Pacific subsequent to the consummation of the Exchange Offer and the Acquisition (amounts in thousands):

                                                                      VII
                                                                     Cable                      Pacific
                                                                  ------------                 ---------
         Assets
         ------
            Cash, receivables and prepaids                        $     16,465                    53,200

            Property and equipment, net                                447,435                   509,042

            Franchise costs and other assets                           586,798                 2,888,735
                                                                  ------------                 ---------
                                                                  $  1,050,698                 3,450,977
                                                                  ============                 =========

         Liabilities and Equity
         ----------------------
            Payables and accruals                                 $     30,899                    32,754

            Debt                                                     1,700,000                 1,350,000

            Deferred income taxes                                       59,411                 1,057,133

            Other liabilities                                            2,224                        --
                                                                  ------------                 ---------
                Total liabilities                                    1,792,534                 2,439,887
                                                                  ------------                 ---------
            Exchangeable Preferred Stock                                    --                   625,797

            Equity                                                    (741,836)                  385,293
                                                                  ------------                 ---------
                                                                  $  1,050,698                 3,450,977
                                                                  ============                 =========


         The following reflects the recapitalization of equity resulting from the Exchange Offer and the Acquisition (amounts in thousands):

                 Viacom negative equity investment in VII Cable exchanged with
                     Viacom shareholders for shares of VII Cable Class A Common
                     Stock                                                                 $  (741,836)

                 Capital contribution by TCIC for shares of VII Cable Class B
                     Common Stock                                                              350,000

                 Conversion of shares of VII Cable Class A Common Stock into
                     shares of Exchangeable Preferred Stock                                   (625,797)

                 Amounts due to TCIC assumed in the Exchange                                    22,620

                 Elimination of historical equity of VII Cable, excluding amounts
                     due to TCIC                                                             1,380,306
                                                                                           -----------
                 Initial common stockholder's equity of Pacific subsequent to the
                     Exchange Offer and the Acquisition                                    $   385,293
                                                                                           ===========

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly, VIACOM INTERNATIONAL, INC.)

                         Notes to Financial Statements



         The allocation of the purchase price to Pacific's tangible and intangible assets is based upon preliminary estimates and will be adjusted upon final receipt of appraisal.

(3)      General

         The accompanying interim financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with VII Cable's combined financial statements and notes thereto for the year ended December 31, 1995.

(4)      Summary of Significant Accounting Policies

         Receivables

         Receivables are reflected net of an allowance for doubtful accounts. Such allowance at September 30, 1996 and December 31, 1995 was not material.

         Long-Lived Assets

         (a)     Property and Equipment

                 Property and equipment is stated at cost, including acquisition costs allocated to tangible assets acquired. Construction costs, including interest during construction and applicable overhead, are capitalized. Interest capitalized was not material during any of the periods presented.

                 Depreciation expense during the two months ended September 30, 1996 is computed on a straight-line basis over estimated useful lives of 3 to 15 years for distribution systems and 3 to 40 years for support equipment and buildings. Depreciation expense during periods prior to August 1, 1996 is computed on a straight-line basis over estimated useful lives of 9 to 15 years for distribution systems and 4 to 30 years for support equipment and buildings.

                 Repairs and maintenance are charged to operations, and renewals and additions are capitalized. At the time of ordinary retirements, sales or other dispositions of property, the original cost and cost of removal of such property are charged to accumulated depreciation, and salvage, if any, is credited thereto. Gains or losses are only recognized in connection with the sales of properties in their entirety.

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly, VIACOM INTERNATIONAL, INC.)

                         Notes to Financial Statements



         (b)     Franchise Costs

                 Franchise costs substantially consist of the difference between TCIC's allocated historical cost of acquiring VII Cable and amounts allocated to the tangible assets. At December 31, 1995, franchise costs of VII Cable substantially consisted of the difference between the cost of acquired businesses and amounts allocated to their tangible assets.

                 Franchise costs are generally amortized on a straight-line basis over 40 years. Costs incurred by the Company in obtaining franchises are being amortized on a straight-line basis over the life of the franchise, generally 10 to 20 years.

         In March of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("Statement No. 121"), effective for fiscal years beginning after December 15, 1995. Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. VII Cable adopted Statement No .121 effective January 1, 1996. Such adoption did not have an effect on the financial position or results of operations of VII Cable. Subsequent to the Acquisition, Pacific utilizes the following methodology to assess the impact of Statement No. 121.

         Pursuant to Statement No. 121, Pacific periodically reviews the carrying amount of its long-lived assets, franchise costs and certain other assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. Pacific considers historical and expected future net operating losses to be its primary indicators of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets ("Assets"). Pacific deems Assets to be impaired if Pacific is unable to recover the carrying value of such Assets over their expected remaining useful life through a forecast of undiscounted future operating cash flows directly related to the Assets. If Assets are deemed to impaired, the loss is measured as the amount by which the carrying amount of the Assets exceeds their fair value. Pacific generally measures fair value by considering sales prices for similar assets or by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

         Estimates

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

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly, VIACOM INTERNATIONAL, INC.)

                         Notes to Financial Statements


         Reclassification

         Certain amounts have been reclassified for comparability with the 1996 presentation.

(5) Supplemental Disclosure to Statements of Cash Flows Relating to the Exchange Offer and Acquisition


                                                                                 (amounts in thousands)

                 Cash of VII Cable at July 31, 1996                                  $      210

                     Cash received in Exchange                                           36,633

                     Net cash received in the Acquisition and Exchange for
                     working capital adjustments                                          3,890
                                                                                     ----------

                 Cash of Pacific upon consummation of Exchange Offer
                     and Acquisition                                                 $   40,733
                                                                                     ==========


(6)      Supplemental Disclosure to Statements of Cash Flows

         Cash paid for interest was $16,111,000 for the two months ended September 30, 1996. Cash paid for income taxes was not material for the two months ended September 30, 1996. See Statement of Common Stockholder's Equity for period prior to the Acquisition.

         Significant noncash investing and financing activities are as follows:

                                                         Two months          Seven months        Nine months
                                                            ended               ended               ended
                                                        September 30,          July 31,         September 30,
                                                            1996                 1996               1995
                                                        -------------        ------------       -------------

             Accrued preferred stock dividends          $     5,214      |          --                    --
                                                        ===========      |      ======            ===========
                                                                         |
             Transfer of liabilities, net of assets                      |
               under First Distribution (note 1)        $        --      |      22,352                    --
                                                        ===========      |      ======            ===========
                                                                         |
             Costs incurred by TCIC to obtain Credit                     |
               Agreement allocated to VII Cable         $        --      |      12,673                    --
                                                        ===========      |      ======            ===========

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly, VIACOM INTERNATIONAL, INC.)

                         Notes to Financial Statements



(7)      Debt

         In connection with the Transaction Agreements described in Note 1, Viacom International, Inc. borrowed $1.7 billion pursuant to the Credit Agreement. The Credit Agreement consists of $350 million and $300 million term loans which are due December 31, 2004 and September 30, 2004, respectively, and a $1.05 billion revolving commitment loan (the "Revolving Loan") that provides for semi-annual escalating commitment reductions from June 30, 1998 through September 30, 2004. The $300 million term loan and $50 million of the Revolving Loan were repaid on July 31, 1996 with the proceeds from the TCIC capital contribution described in note 1. The remaining term loan and the Revolving Loan provide for quarterly interest payments at variable rates (7.4% and 7.1% respectively, at September 30, 1996) based upon the Company's debt to cash flow ratio (as defined in the Credit Agreement). The Credit Agreement contains restrictive covenants which require, among other things, the maintenance of specified cash flow and financial ratios and include certain limitations of indebtedness, investments, guarantees, dispositions, stock repurchases and dividend payments. In addition, the Revolving Loan requires a commitment fee to be paid quarterly on the average unborrowed portion of the total amount available for borrowing.

         Based on current rates available for debt of the same maturity, the Company believes that the fair value of Pacific's debt is approximately equal to its carrying value at September 30, 1996.

         In accordance with the terms of the Credit Agreement, Pacific has entered into an interest rate exchange agreement (the "Exchange Agreement") with TCIC pursuant to which Pacific will pay a fixed interest rate of 7.5% on a notional amount of $600 million. The terms of the Exchange Agreement become effective only if the one month LIBOR rate exceeds 6.5% for five consecutive days within the two-year observation period, as defined by the Exchange Agreement (the "Trigger"). In the event the Trigger occurs, the terms of the agreement become effective until August 1, 2001. As of September 30, 1996, the terms of the Exchange Agreement have not become effective.

         During 1994, Viacom International Inc. and certain of its subsidiaries (the "Subsidiary Borrowers") entered into a $311 million credit agreement (the "Viacom Credit Agreement"), of which $57 million was entered into by Viacom Cablevision of Dayton Inc. ("Dayton"). Such borrowings by Dayton were included in the combined financial statements for VII Cable. The agreement stipulated that, should Dayton cease to be a wholly owned subsidiary of Viacom or VII Cable, the $57 million of borrowings would become due and payable on the date on which Dayton ceased to be such a wholly owned subsidiary. As a result of the transactions described in note 1, VII Cable repaid Dayton's obligation under the Viacom Credit Agreement on July 31, 1996, prior to the First Distribution.

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly, VIACOM INTERNATIONAL, INC.)

                         Notes to Financial Statements



(8)      Income Taxes

         Prior to the Acquisition, VII Cable was included in the consolidated Federal income tax returns of Viacom. Tax expense for the one month and the seven months ended July 31, 1996 and the nine months ended September 30, 1995 reflected in the accompanying statements of operations and tax liabilities reflected in the accompanying December 31, 1995 balance sheet have been prepared on a separate return basis as though VII Cable had filed stand-alone income tax returns. The current income tax liabilities for such periods have been satisfied by Viacom. These amounts have been reflected in Viacom equity investment in the accompanying December 31, 1995 combined balance sheet. In connection with the transactions described in Note 1, Viacom agreed to indemnify VII Cable against income tax assessments, if any, arising from Federal, state or local tax audits for periods in which VII Cable was a member of Viacom's consolidated tax group.

         Subsequent to the Acquisition, Pacific is included in the consolidated Federal income tax return of TCI. Income tax expense or benefit for Pacific is based on those items in the consolidated calculation applicable to Pacific. Intercompany tax allocation represents an apportionment of tax expense or benefit (other than deferred income taxes) among the subsidiaries of TCI in relation to their respective amounts of taxable earnings or losses. The payable or receivable arising from the intercompany tax allocation is recorded as an increase or decrease in amounts due to TCIC.

         TCIC and TCI are parties to a tax sharing agreement (the "Tax Sharing Agreement") which contains provisions regarding the allocation of certain consolidated income tax attributes and the settlement procedures with respect to the intercompany allocation of current tax attributes. The Tax Sharing Agreement encompasses U.S. Federal, state, local and foreign tax consequences and relies upon the U.S. Internal Revenue Code of 1986 as amended, and any applicable state, local and foreign tax law and related regulations. Beginning on the July 1, 1995 effective date, TCIC is responsible to TCI for its share of current consolidated income tax liabilities. TCI is responsible to TCIC to the extent that TCIC's income tax attributes generated after the effective date are utilized by TCI to reduce its consolidated income tax liabilities. Accordingly, all tax attributes generated by TCIC's operations after the effective date including, but not limited to, net operating losses, tax credits, deferred intercompany gains, and the tax basis of assets are inventoried and tracked for the entities comprising TCIC.

         The primary components of the deferred tax liabilities at September 30, 1996 represent the excess fair values of franchise costs and property and equipment over the corresponding tax bases.

(9)      Exchangeable Preferred Stock

         The Company is authorized to issue and has issued 6,257,961 shares of 5% Class A Senior Cumulative Exchangeable Preferred Stock with a stated value of $100 per share in connection with the Acquisition (see note 1).

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly, VIACOM INTERNATIONAL, INC.)

                         Notes to Financial Statements



         The Exchangeable Preferred Stock is exchangeable, at the option of the holder commencing after the fifth anniversary of the date of issuance, for shares of Tele-Communications, Inc. Series A TCI Group Stock ("Series A TCI Group Stock") at an initial exchange rate of 4.81 shares of Series A TCI Group Stock for each share of Exchangeable Preferred Stock exchanged. The Exchangeable Preferred Stock is subject to redemption, at the option of Pacific, on or after the fifteenth day following the fifth anniversary of the date of issuance, initially at a redemption price of $102.50 per share and thereafter at prices declining ratably annually to $100 per share on and after the eighth anniversary of the date of issuance, plus accrued and unpaid dividends to the date of redemption. The Exchangeable Preferred Stock is also subject to mandatory redemption on the tenth anniversary of the date of issuance for $100 per share plus accrued and unpaid dividends. Amounts payable by the Company in satisfaction of its dividend, optional redemption and mandatory redemption obligations with respect to the Exchangeable Preferred Stock may be made in cash or, at the election of the Company, in shares of Series A TCI Group Stock, or in any combination of the foregoing. If payments are made in shares of Series A TCI Group Stock, VII Cable will discount the market value of such stock by 5% in determining the number of shares required to be issued to satisfy such payments.

         Exchangeable Preferred Stock does not entitle its holders to voting rights with respect to general corporate matters, except as provided by law and except (i) if dividends on the Exchangeable Preferred Stock are in arrears and unpaid for at least six quarterly dividend periods, in which case the number of directors constituting the Pacific Board will, without further action, be increased by two to permit the holders of the shares of Exchangeable Preferred Stock, voting separately as a class (with the holders of all other shares of parity stock upon which like voting rights have been conferred and are exercisable) to elect by a plurality vote two directors, until such time as all dividends in arrears on the Exchangeable Preferred Stock are paid in full or (ii) if Pacific seeks to (a) amend, alter or repeal (by merger or otherwise) any provision of the Amended and Restated Certificate of Incorporation so as to affect adversely the specified rights, preferences, privileges or voting rights of holders of shares of the Exchangeable Preferred Stock, (b) issue additional shares of Exchangeable Preferred Stock, (c) create or issue any class or series of senior stock or (d) effect any reclassification of the Exchangeable Preferred Stock (other than a reclassification that solely seeks to change the designation of the Exchangeable Preferred Stock and does not adversely affect the powers, preferences or rights of the holders of shares of Exchangeable Preferred Stock outstanding immediately prior to such reclassification), in each of which event specified in this clause (ii) the affirmative vote or consent of at least 66 2/3% of shares of Exchangeable Preferred Stock then outstanding, voting or consenting, as the case may be, separately as one class, would be required.

(10)     Related Party Transactions

         Pacific purchases, at TCIC's cost, certain pay television and other programming through a certain indirect subsidiary of TCIC. Charges for such programming were $18,308,000 during the two months ended September 30, 1996 and are included in operating expenses in the accompanying financial statements.

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly, VIACOM INTERNATIONAL, INC.)

                         Notes to Financial Statements



         Effective August 1, 1996, TCI provides certain facilities, services and personnel to Pacific. The scope of the facilities, personnel and services to Pacific and the respective charges payable in respect thereof are set forth in a services agreement entered into among TCI, TCIC and Pacific (the "Services Agreement"). Pursuant to the Services Agreement, TCI provides to Pacific administrative and operational services necessary for the conduct of its business, including, but not limited to, such services as are generally performed by TCI's accounting, finance, corporate, legal and tax departments. In addition, TCI makes available to Pacific such general overall management services and strategic planning services as TCI and Pacific have agreed, and provides Pacific with such access to and assistance from TCI engineering and construction groups and TCI's programming and technology/venture personnel at Pacific's request.

         The Services Agreement also provides that, for so long as TCI continues to beneficially own shares of Pacific's common stock representing at least a majority in voting power of the outstanding shares of capital stock of Pacific entitled to vote generally in the election of directors, TCI will continue to provide in the same manner, and on the same basis as is generally provided from time to time to other participating TCI subsidiaries, benefits and administrative services to Pacific's employees. In this regard, Pacific is allocated that portion of TCI's compensation expense attributable to benefits extended to employees of Pacific.


         Pursuant to the Services Agreement, Pacific reimburses TCI for all direct expenses incurred by them in providing such services and a pro rata share of all indirect expenses incurred by them in connection with the rendering of such services, including a pro rata share of the salary and other compensation of TCI employees performing services for Pacific and general overhead expenses. Charges for expenses incurred in connection with the Services Agreement were $1,993,000 during the two months ended September 30, 1996, and are included in selling, general and administrative expenses in the accompanying financial statements. The obligations of TCI to provide services under the Services Agreement (other than TCI's obligation to allow Pacific's employees to participate in TCI's employee benefit plans) will continue in effect until terminated by any party to the Services Agreement at any time on not less than 60 days' notice.

         Prior to the Acquisition, Viacom provided VII Cable with certain general services, including insurance, legal, financial and other corporate functions. Charges for these services were made primarily based on the average of certain specified ratios of revenues, operating income and net assets. Management believes that the methodologies used to allocate these charges were reasonable. The charges for such services were $5,750,000 and $5,996,000 for the seven months ended July 31, 1996 and the nine months ended September 30, 1995, respectively, and are included in selling, general and administrative expenses in the accompanying financial statements.

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly, VIACOM INTERNATIONAL, INC.)

                         Notes to Financial Statements



         Prior to the Acquisition, VII Cable, through the normal course of business, was involved in transactions with companies owned by or affiliated with Viacom. VII Cable had agreements to distribute television programs of such companies, including Showtime Networks Inc., MTV Networks, Comedy Central and USA Networks. The agreements required VII Cable to pay license fees based upon the number of customers receiving the service. Affiliate license fees incurred and paid under these agreements were $19,858,000 and $25,401,000 for the seven months ended July 31, 1996 and the nine months ended September 30, 1995, respectively. In addition, cooperative advertising expenses charged to affiliated companies were $364,000 and $779,000 for the seven months ended July 31, 1996 and the nine months ended September 30, 1995, respectively.

         In addition to the interest expense recorded by VII Cable on borrowings under the Viacom Credit Agreement and the Credit Agreement described in note 7, Viacom allocated to VII Cable interest expense of $26,019,000 and $36,322,000 during the seven months ended July 31, 1996 and the nine months ended September 30, 1995, respectively. Such allocated interest expense is related to Viacom corporate debt and was allocated to VII Cable on the basis of a percentage of VII Cable's average net assets to Viacom's average net assets.

(11)     Commitments

         The Company leases business offices, has entered into pole rental agreements and uses certain equipment under lease arrangements. Rental expense under such arrangements amounted to $1,070,000 and $4,454,000 during the two months ended September 30, 1996 and the seven months ended July 31, 1996, respectively.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly, VIACOM INTERNATIONAL, INC.)



Management's Discussion and Analysis of
   Financial Condition and Results of Operations

General

         On July 24, 1995, Viacom, VII Cable, a wholly owned subsidiary of Viacom, and New VII, a wholly owned subsidiary of VII Cable, entered into the Transaction Agreements with TCI and TCIC, providing for, among other things, the conveyance of Viacom International Inc.'s non-cable assets and liabilities to New VII, the First Distribution, the Exchange Offer and the issuance to TCIC of all of the Class B Common Stock of VII Cable. On June 24, 1996, Viacom commenced the Exchange Offer pursuant to which Viacom shareholders had the option to exchange shares of Viacom Class A or Class B Common Stock for a total of 6,257,961 shares of VII Cable Class A Common Stock. The Exchange Offer expired on July 22, 1996 with a final exchange ratio of 0.4075 shares of VII Cable Class A Common Stock for each share of Viacom Common Stock accepted for exchange.

         Prior to the consummation of the Exchange Offer on July 31, 1996, Viacom International entered into a $1.7 billion credit agreement. Proceeds from the Credit Agreement were transferred by Viacom International Inc. to New VII as part of the First Distribution. Immediately following the consummation of the Exchange Offer, on July 31, 1996, TCIC, through a capital contribution of $350 million in cash, purchased all of the shares of Class B Common Stock of VII Cable. At that time, VII Cable was renamed TCI Pacific Communications, Inc. and the shares of Class A Common Stock of VII Cable were converted into shares of Exchangeable Preferred Stock having an annual dividend of 5% of the stated value. Proceeds from the $350 million capital contribution were used to repay a portion of the Credit Agreement.

         On October 13, 1995, TCIC (as buyer) and Prime Cable of Fort Bend, L.P. and Prime Cable Income Partners, L.P. (as sellers) executed the Houston Purchase Agreements providing for the sale of certain cable television systems serving the greater Houston Metropolitan Area for a total base purchase price of $301 million, subject to adjustments. On December 18, 1995, TCIC assigned all of its rights, remedies, title and interest in, to and under the Houston Purchase Agreements to IMP. On May 8, 1996, IMP consummated the transactions under the Houston Purchase Agreements. In connection with the Acquisition, IMP's majority-owned investee swapped its Houston cable system plus cash amounting to $36,633,000 for VII Cable's Nashville cable system. As of July 31, 1996 the Nashville cable system served approximately 152,000 subscribers and the Houston cable system served approximately 130,000 subscribers.

         During July 1991, VII Cable received reassessments from ten California counties of its real and personal property, related to a June 1987 acquisition, which could result in substantially higher California property tax liabilities. VII Cable is appealing the reassessments. At July 31, 1996 VII Cable had paid $44,083,000 related to real and personal property taxes which have, along with any potential future liability, been transferred to New VII on July 31, 1996 as part of the First Distribution and any potential future liability were conveyed to Viacom effective July 31, 1996.


                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly, VIACOM INTERNATIONAL, INC.)



         The Exchangeable Preferred Stock is exchangeable, at the option of the holder commencing after the fifth anniversary of the date of issuance, for shares of Series A TCI Group Stock at an initial exchange rate of 4.81 shares of Series A TCI Group Stock for each share of Exchangeable Preferred Stock exchanged. The Exchangeable Preferred Stock is subject to redemption, at the option of Pacific, on or after the fifteenth day following the fifth anniversary of the date of issuance, initially at a redemption price of $102.50 per share and thereafter at prices declining ratably annually to $100 per share on and after the eighth anniversary of the date of issuance, plus accrued and unpaid dividends to the date of redemption. The Exchangeable Preferred Stock is also subject to mandatory redemption on the tenth anniversary of the date of issuance for $100 per share plus accrued and unpaid dividends. Amounts payable by the Company in satisfaction of its dividend, optional redemption and mandatory redemption obligations with respect to the Exchangeable Preferred Stock may be made in cash or, at the election of the Company, in shares of Series A TCI Group Stock, or in any combination of the foregoing. If payments are made in shares of Series A TCI Group Stock, VII Cable will discount the market value of such stock by 5% in determining the number of shares required to be issued to satisfy such payments.

         During January 1995, VII Cable entered into an agreement to sell its 40% partnership interest in Prime Sports Northwest Network ("Prime Sports") to a subsidiary of TCI, Liberty Media Corporation ("Liberty"), for sales proceeds of $9 million. VII Cable's equity investment in Prime Sports was transferred to New VII on July 31, 1996, as part of the First Distribution.

         The Company owns and operates cable television systems in five geographic regions in the United States. Substantially all of the Company's revenue is earned from subscriber fees for "basic service" (primarily comprised of local broadcast signals and public, educational and governmental access channels), from an "expanded" tier (primarily comprised of specialized programming services, in such areas as health, family entertainment, religion, news, weather, public affairs, education, shopping, sports and music), and from "premium service" (primarily comprised of feature films as well as live and taped sports events, concerts and other programming), the rental of converters and remote control devices and installation fees. Additional revenue is generated from the sale of advertising, pay-per-view programming fees, payments received related to products sold through home shopping services and leasing of fiber optic capacity in three of the Company's franchise areas to partnerships (in which the Company has an equity interest) engaged in the provision of competitive access telephone services.

         The Company's business requires significant capital expenditures to maintain, upgrade, rebuild and expand its cable television systems. Historically, VII Cable's cash requirements were funded by VII Cable's operating activities and through intercompany advances from Viacom, as needed. In general, management believes that net cash provided by operating activities, the ability to obtain additional financing, available capacity pursuant to the Credit Agreement, and advances from TCIC, as required, will provide adequate services of short-term and long-term liquidity in the future.

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly, VIACOM INTERNATIONAL, INC.)



(1)      Material changes in financial condition (continued):

         One measure of liquidity is commonly referred to as "interest coverage". Interest coverage, which is measured by the ratio of Operating Cash Flow (operating income before depreciation, amortization and other non-cash operating credits or charges)($33,297,000 for the two months ended September 30, 1996) to interest expense ($16,744,000 for the two months ended September 30, 1996), is determined by reference to the statements of operations. The Company's interest coverage ratio was 1.99% for the two months ended September 30, 1996. Management of the Company believes that the foregoing interest coverage ratio is adequate in light of the consistency and nonseasonal nature of its cable television operations. Operating Cash Flow is a measure of value and borrowing capacity within the cable television industry and is not intended to be a substitute for cash flows provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such. Operating Cash Flow, as defined, does not take into consideration substantial costs of doing business, such as interest expense, and should not be considered in isolation to other measures of performance.

         Another measure of liquidity is net cash provided by operating activities, as reflected in the accompanying consolidated statements of cash flows. Net cash provided by operating activities ($4,756,000 for the two months ended September 30, 1996) reflects net cash from the operations of the Company available for the Company's liquidity needs after taking into consideration the aforementioned additional substantial costs of doing business not reflected in Operating Cash Flow. See the Company's consolidated statements of cash flows included in the accompanying financial statements.


(2)      Material changes in results of operations:

         Due to the consummation of the Acquisition, the Company's 1996 statements of operations include information reflecting the two month period ended September 30, 1996 (the "Two Month Period") the seven month period ended July 31, 1996 (the "Seven Month Period") and the one month period ended July 31, 1996 (the "One Month Period"). In order to provide a meaningful basis for comparing the nine and three months ended September 30, 1996 and 1995, the Two Month Period has been combined with the One Month Period and the Seven Month Period, respectively, for purposes of the following discussion and analysis.

         Revenue

         On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). In 1993 and 1994, the FCC adopted certain rate regulations required by the 1992 Cable Act and imposed a moratorium on certain rate increases. As a result of such actions, Pacific's basic and tier service rates and its equipment and installation charges (the "Regulated Services") are subject to the jurisdiction of local franchising authorities and the FCC. The regulations established bench mark rates in 1993, which were further reduced in 1994, to which the rates charged by cable operators for Regulated Services were required to conform.

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly, VIACOM INTERNATIONAL, INC.)



(2)      Material changes in results of operations (continued):

         Pacific believes that it has complied, in all material respects, with the provisions of the 1992 Cable Act, including its rate setting provisions. However, the Company's rates for Regulated Services are subject to review by the FCC, if a complaint has been filed, or by the appropriate franchise authority, if such authority has been certified. If, as a result of the review process, a system cannot substantiate its rates, it could be required to retroactively reduce its rates to the appropriate benchmark and refund the excess portion of rates received. Any refunds of the excess portion of tier service rates would be retroactive to the date of complaint. Any refunds of the excess portion of all other Regulated Service rates would be retroactive to one year prior to the implementation of the rate reductions.

         On February 8, 1996, the Telecommunications Act of 1996 (the "1996 Telecom Act") was signed into law. Because the 1996 Telecom Act does not deregulate cable programming service tier rates until 1999 (and basic service tier rates will remain regulated thereafter), the Company believes that the 1993 and 1994 rate regulations have had and will continue to have a material adverse effect on its results of operations.

         Revenue increased approximately 7% and 9% for the three months and nine months ended September 30, 1996 respectively, as compared to the corresponding periods of 1995. The three month increase is primarily attributable to a 1% increase in average primary customers and a 9% increase in the average primary rate, partially offset by a 4% decrease in average premium units and a 4% decrease in the average premium rate. The nine month increase in revenue is primarily due to a 2% increase in average primary customers and a 9% increase in the average primary rate, partially offset by a 2% decrease in premium units and a 3% decrease in the average premium rate. In addition, pay-per-view revenue increased $2 million or 19% during the nine months ended September 30, 1996 as compared to the same period in 1995.

Operating Costs and Expenses

         Operating expenses increased 3% and 8% for the three months and nine months ended September 30, 1996, respectively, as compared to the corresponding periods in 1995. Such increases are due to increases in costs related to customer growth, increased programming fees and increased channel capacity.

         Selling, general and administrative ("SG&A") expenses increased 5% and 9% for the three months and nine months ended September 30, 1996, respectively, as compared to the corresponding periods in 1995. Such increases reflect programming launch incentives received in 1995 but not in 1996, and higher overhead allocations in 1996.

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

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly, VIACOM INTERNATIONAL, INC.)



(2)      Material changes in results of operations (continued):

         Effective August 1, 1996, TCI provides certain facilities, services and personnel to Pacific. The scope of the facilities, personnel and services to Pacific and the respective charges payable in respect thereof are set forth in a services agreement entered into among TCI, TCIC and Pacific Services Agreement. Pursuant to the Services Agreement, TCI provides to Pacific administrative and operational services necessary for the conduct of its business, including, but not limited to, such services as are generally performed by TCI's accounting, finance, corporate, legal and tax departments. In addition, TCI makes available to Pacific such general overall management services and strategic planning services as TCI and Pacific have agreed, and provides Pacific with such access to and assistance from TCI engineering and construction groups and TCI's programming and technology/venture personnel at Pacific's request.

         The Services Agreement also provides that, for so long as TCI continues to beneficially own shares of Pacific's common stock representing at least a majority in voting power of the outstanding shares of capital stock of Pacific entitled to vote generally in the election of directors, TCI will continue to provide in the same manner, and on the same basis as is generally provided from time to time to other participating TCI subsidiaries, benefits and administrative services to Pacific's employees.

         In this regard, Pacific is allocated that portion of TCI's compensation expense attributable to benefits extended to employees of Pacific. Pursuant to the Services Agreement, Pacific reimburses TCI for all direct expenses incurred by them in providing such services and a pro rata share of all indirect expenses incurred by them in connection with the rendering of such services, including a pro rata share of the salary and other compensation of TCI employees performing services for Pacific and general overhead expenses. See note 10 to the accompanying combined financial statements.

         Depreciation expense decreased 24% and 1% for the three months and nine months ended September 30, 1996, respectively, as compared to the corresponding periods in 1995. Such decreases are attributable to the consummation of the Acquisition, in which Pacific recorded property and equipment at VII Cable's net book value (subject to adjustment based upon final determination of the purchase price allocation), offset by an increase in depreciation due to $103,349,000 in capital expenditures incurred since September 30, 1995.

         Amortization expense increased 178% and 59% for the three months and nine months ended September 30, 1996, respectively, as compared to the corresponding periods in 1995. Such increases are attributable to increased franchise costs as a result of the Acquisition (subject to adjustment based upon final determination of the purchase price allocation).

Other Income (Expense) and Net Loss

         Interest expense increased $10,653,000 and $9,724,000 for the three months and nine months ended September 30, 1996, respectively, as compared to the corresponding periods in 1995. Such increases are due to interest related to the $1.7 billion Credit Agreement entered into prior to consummation of the Exchange Offer. Interest expense for periods prior to borrowings under the Credit Agreement reflects amounts recorded by VII Cable on borrowings by Dayton under the Viacom Credit Agreement and amounts allocated by Viacom to VII Cable based on a percentage of VII Cable's average net assets to Viacom's average net assets.

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly, VIACOM INTERNATIONAL, INC.)



(2)      Material changes in results of operations (continued):

         VII Cable was included in the consolidated Federal, state and local income tax returns filed by Viacom. However, the income tax provision was prepared on a separate return basis as though VII Cable filed stand-alone income tax returns. The effective tax rates of 57% and 48% for the nine months ended September 30, 1996 and 1995, respectively, were both adversely affected by the amortization of acquisition costs which are not deductible for tax purposes.

         The Company's net earnings (before preferred stock dividend requirements) of $9,759,000 for the nine months ended September 30, 1996 represents a decrease of $18,095,000 as compared to the corresponding period of 1995. Such reduction primarily represents an increase of interest expense of $9,724,000 in 1996 and the recognition in 1995 of a gain on sale of marketable equity securities held as available for sale ($26,902,000) offset by a decrease in income tax expense of $12,895,000.

         The Company's net earnings (before preferred stock dividend requirements) of $955,000 for the three months ended September 30, 1996 represents a decrease of $3,288,000 as compared to the corresponding period of 1995. Such reduction primarily represents an increase in interest expense of $10,653,000 in 1996 offset by a decrease in income tax expense of $4,753,000.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                     (formerly, VIACOM INTERNATIONAL, INC.)



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         There were no new material legal proceedings or material developments in previously reported legal proceedings during the quarter ended September 30, 1996 to which TCI Pacific Communications, Inc. or any of its consolidated subsidiaries is a party or of which any of its property is the subject.


Item 6.  Exhibit and Reports on Form 8-K.

         (a)     Exhibit -

                 (27)     TCI Pacific Communications, Inc. Financial Data
                          Schedule

         (b) Reports on Form 8-K filed during the quarter ended September 30, 1996:

                 None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         TCI PACIFIC COMMUNICATIONS, INC.





Date:     November 14, 1996              By: /s/ BRENDAN R. CLOUSTON
                                             ---------------------------------
                                                 Brendan R. Clouston
                                                 President



Date:     November 14, 1996              By: /s/ BERNARD W. SCHOTTERS
                                             ---------------------------------
                                                 Bernard W. Schotters
                                                 Senior Vice President and
                                                 Treasurer
                                                 (Principal Financial Officer)



Date:     November 14, 1996              By: /s/ GARY K. BRACKEN
                                             ---------------------------------
                                                 Gary K. Bracken
                                                 Senior Vice President
                                                 (Principal Accounting Officer)

                                 EXHIBIT INDEX


The following exhibits are filed herewith or are incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K) as noted:


         (27)       TCI Pacific Communications, Inc. Financial Data Schedule