Form 10-K
period 1996-12-31
TCI PACIFIC COMMUNICATIONS INC
filed 1997-03-28
CIK 814135

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
       For the fiscal year ended December 31, 1996

                                      OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       For the transition period from ____ to ____

Commission File Number 1-9554


                       TCI PACIFIC COMMUNICATIONS, INC.
    -----------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


         State of Delaware                               04-2980402
-----------------------------------         ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

    5619 DTC Parkway
  Englewood, Colorado                                       80111
-----------------------------------         ------------------------------------
(Address of principal executive offices)                 (Zip Code)

      Registrant's telephone number, including area code:  (303) 267-5500

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
           5% Class A Senior Cumulative Exchangeable Preferred Stock

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X     No
                                       ------     -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____________

     The aggregate market value of the 5% Class A Senior Cumulative Exchangeable Preferred Stock held by nonaffiliates of TCI Pacific Communications, Inc., computed by reference to the last sales price of such stock, as of the close of trading on January 31, 1997, was $584,337,000.

     All of the Registrant's common stock is owned by TCI Communications, Inc. The number of shares outstanding of the Registrant's common stock, as of January 31, 1997, was:

                      Class B common stock - 100 shares.

                       TCI PACIFIC COMMUNICATIONS, INC.
                        1996 ANNUAL REPORT ON FORM 10-K
                               Table of Contents


                                                                  Page
                                                                 ------
                                    PART I

Item  1.    Business...........................................   I- 1

Item  2.    Properties.........................................   I-13

Item  3.    Legal Proceedings..................................   I-13

Item  4.    Submission of Matters to a Vote of Security Holders   I-13


                                    PART II

Item  5.    Market for Registrant's Common Equity and
             Related Stockholder Matters........................  II-1

Item  6.    Selected Financial Data............................   II-2

Item  7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations...............   II-3

Item  8.    Financial Statements and Supplementary Data........   II-8

Item  9.    Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure............   II-8


                                   PART III

Item 10.    Directors and Executive Officers of the Registrant.  III-1

Item 11.    Executive Compensation.............................  III-3

Item 12.    Security Ownership of Certain Beneficial Owners
             and Management....................................  III-3

Item 13.    Certain Relationships and Related Transactions.....  III-9


                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K...............................   IV-1


                                    PART I.

Item 1.  Business.
------   --------

     (a) General Development of Business
         -------------------------------

     TCI Pacific Communications, Inc. (together with its consolidated subsidiaries, "Pacific" or the "Company") (formerly, Viacom International Inc.), through its subsidiaries and affiliates, is principally engaged in the construction, acquisition, ownership, and operation of cable television systems. The Company is a Delaware corporation and was incorporated on June 2, 1987.

     On July 24, 1995, Viacom Inc. ("Viacom"), Viacom International Inc. (after giving effect to the First Distribution as defined below, "VII Cable"), a wholly owned subsidiary of Viacom, and Viacom International Services Inc. ("New VII"), a wholly owned subsidiary of VII Cable, entered into certain agreements with Tele-Communications, Inc. ("TCI") and TCI Communications, Inc. ("TCIC"), a subsidiary of TCI, providing for, among other things, the conveyance of Viacom International Inc.'s non-cable assets and liabilities to New VII, the distribution of all of the common stock of New VII to Viacom (the "First Distribution"), the Exchange Offer (as defined below) and the issuance to TCIC of all of the Class B Common Stock of VII Cable. On June 24, 1996, Viacom commenced an exchange offer (the "Exchange Offer") pursuant to which Viacom shareholders had the option to exchange shares of Viacom Class A or Class B Common Stock ("Viacom Common Stock") for a total of 6,257,961 shares of VII Cable Class A Common Stock. The Exchange Offer expired on July 22, 1996 with a final exchange ratio of 0.4075 shares of VII Cable Class A Common Stock for each share of Viacom Common Stock accepted for exchange.

     Prior to the consummation of the Exchange Offer on July 31, 1996, Viacom International Inc. entered into a $1.7 billion credit agreement (the "Credit Agreement"). Proceeds from the Credit Agreement were transferred by Viacom International Inc. to New VII as part of the First Distribution. Immediately following the consummation of the Exchange Offer, on July 31, 1996, TCIC, through a capital contribution of $350 million in cash, purchased all of the shares of Class B Common Stock of VII Cable (the "Acquisition"). At that time, VII Cable was renamed TCI Pacific Communications, Inc. and the shares of Class A Common Stock of VII Cable were converted into 6,257,961 shares of 5% Class A Senior Cumulative Exchangeable Preferred Stock. Proceeds from the $350 million capital contribution were used to repay a portion of the Credit Agreement.

     On October 13, 1995, TCIC (as buyer) and Prime Cable of Fort Bend, L.P. and Prime Cable Income Partners, L.P. (as sellers) executed asset and stock purchase and sale agreements (the "Houston Purchase Agreements") providing for the sale of certain cable television systems serving the greater Houston Metropolitan Area for a total base purchase price of $301 million, subject to adjustments.
On December 18, 1995, TCIC assigned all of its rights, remedies, title and interest in, to and under the Houston Purchase Agreements to a subsidiary of InterMedia Capital Partners IV, L.P. ("IMP"). On May 8, 1996, IMP consummated the transactions contemplated by the Houston Purchase Agreements. In connection with the Acquisition, IMP exchanged its Houston cable systems plus cash amounting to $36,633,000 for VII Cable's Nashville cable system (the "Exchange").

     (b) Financial Information about Industry Segments
         ---------------------------------------------

     The Company operates in the cable and communications services industry.

     (c) Narrative Description of Business
         ---------------------------------

     General. Cable television systems receive video, audio and data signals transmitted by nearby television and radio broadcast stations, terrestrial microwave relay services and communications satellites. Such signals are then amplified and distributed by coaxial cable and optical fiber to the premises of customers who pay a fee for the service. In many cases, cable television systems also originate and distribute local programming.

     At December 31, 1996, approximately 85% of the Company's cable television systems had bandwidth capacities ranging from 400 megahertz to 750 megahertz, which generally permit a cable system to carry from 54 to 112 analog channels, respectively. Compressed digital video technology converts on average as many as fourteen analog signals (now used to transmit video and voice) into a digital format and compresses such signals (which is accomplished primarily by eliminating the redundancies in television imagery) into the space normally occupied by one analog signal. The digitally compressed signal is uplinked to a satellite, which sends the signal back down to a customer's satellite dish or to a cable system's headend to be distributed, via optical fiber and coaxial cable, to the customer's home. At the home, a set-top video terminal converts the digital signal back into analog channels that can be viewed on a normal television set. TCIC conducted a beta test of its digital cable television service in late 1996 and began offering such service to paying customers in January, 1997. Pacific will be included in TCIC's digital rollout to the extent Pacific's cable systems have the desired technological and market characteristics.

     Imedia, a small high technology firm, has developed a technology which represents a significant advancement in increasing the number of digital television programs delivered over a single satellite transponder or channel on a cable system. Without requiring any change in fielded digital receiving equipment in either the cable system headend or the customer's home, and without requiring significant upgrades to the existing cable plant, the introduction of Imedia's StatMux\TM\ technology significantly increases the transportation capacity of the operator's system. The Company anticipates that it will incorporate such technology with its digital service in strategic cable systems during 1997.

     Service Charges. The Company offers a limited "basic service" ("Basic TV") (primarily comprised of local broadcast signals and public, educational and governmental access channels) and an "expanded" tier (primarily comprised of specialized programming services, in such areas as health, family entertainment, religion, news, weather, public affairs, education, shopping, sports and music). The monthly fee for "basic service" generally ranges from $9.00 to $13.00, and the monthly service fee for the "expanded" tier generally ranges from $13.00 to $18.00. The Company offers "premium services" (referred to in the cable television industry as "Pay-TV" and "pay-per-view") to its customers. Such services consist principally of feature films, as well as live and taped sports events, concerts and other programming. The Company offers Pay-TV services for a monthly fee generally ranging from $9.00 to $13.00 per service, except for certain movie or sports services (such as various regional sports networks and certain pay-TV channels) offered at $1.00 to $5.00 per month, pay-per-view movies offered separately generally at $4.00 per movie and certain pay-per-view events offered separately at $10.00 to $50.00 per event. Charges are usually discounted when multiple Pay-TV services are ordered.

     As further enhancements to their cable services, customers may generally rent converters and/or remote control devices for a monthly charge ranging from $0.10 to $5.00 each, as well as purchase a channel guide for a monthly charge ranging from $1.00 to $2.00. Also a nonrecurring installation charge (which is limited by the Federal Communications Commission's ("FCC") rules which regulate hourly service charges for each individual cable system) of up to $60.00 is usually charged.

     Monthly fees for Basic TV and Pay-TV services to commercial customers vary widely depending on the nature and type of service. Except under the terms of certain contracts to provide service to commercial accounts, customers are free to discontinue service at any time without penalty.

     As noted below, the Company's service offerings and rates were affected by rate regulations issued by the FCC in 1993 and 1994. See Regulation and Legislation below.

     Customer Data. Pacific operates its cable television systems in the following five geographic markets: The San Francisco and Northern California area; Salem, Oregon; the Seattle, Washington and Greater Puget Sound area; Houston, Texas and Dayton, Ohio. Basic and Pay-TV cable customers served by Pacific and its consolidated subsidiaries are summarized as follows (amounts in thousands, except percentages):

                                           December 31,
                             ---------------------------------------
                              1996    1995    1994    1993   1992(1)
                             ------  ------  ------  ------  -------
Estimated homes passed       1,813   1,790   1,758   1,730    1,698
Basic customers              1,168   1,180   1,139   1,094    1,069
Basic penetration (2)           64%     66%     65%     63%      63%
Pay-TV subscriptions (3)       901     921     875     718      753
Pay-TV penetration (4)         77%     78%     77%     66%      70%

---------------------------
     (1) Adjusted to eliminate the impact of certain dispositions in January, 1993.

     (2) Calculated by dividing the number of basic customers by the number of estimated homes passed.

     (3) A basic customer may subscribe to one or more Pay-TV services and the number of Pay-TV subscriptions reflected represents the total number of such subscriptions to Pay-TV services.

     (4) Calculated by dividing the number of Pay-TV subscriptions by the number of basic customers.

     Local Franchises. Cable television systems generally are constructed and operated under the authority of nonexclusive permits or "franchises" granted by local and/or state governmental authorities. Federal law, including the Cable Communications Policy Act of 1984 (the "1984 Cable Act") and the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), limits the power of the franchising authorities to impose certain conditions upon cable television operators as a condition of the granting or renewal of a franchise.

     Franchises contain varying provisions relating to construction and operation of cable television systems, such as time limitations on commencement and/or completion of construction; quality of service, including (in certain circumstances) requirements as to the number of channels and broad categories of programming offered to subscribers; rate regulation; provision of service to certain institutions; provision of channels for public access and commercial leased-use; and maintenance of insurance and/or indemnity bonds. The Company's franchises also typically provide for periodic payments of fees, not to exceed 5% of revenue, to the governmental authority granting the franchise. Franchises usually require the consent of the franchising authority prior to a transfer of the franchise or a transfer or change in ownership or operating control of the franchisee.

     Subject to applicable law, a franchise may be terminated prior to its expiration date if the cable television operator fails to comply with the material terms and conditions thereof. Under the 1984 Cable Act, if a franchise is lawfully terminated, and if the franchising authority acquires ownership of the cable television system or effects a transfer of ownership to a third party, such acquisition or transfer must be at an equitable price or, in the case of a franchise existing on the effective date of the 1984 Cable Act, at a price determined in accordance with the terms of the franchise, if any.

     In connection with a renewal of a franchise, the franchising authority may require the cable operator to comply with different and more stringent conditions than those originally imposed, subject to the provisions of the 1984 Cable Act and other applicable federal, state and local law. The 1984 Cable Act, as supplemented by the renewal provisions of the 1992 Cable Act, establishes an orderly process for franchise renewal which protects cable operators against unfair denials of renewals when the operator's past performance and proposal for future performance meet the standards established by the 1984 Cable Act. The Company believes that its cable television systems generally have been operated in a manner which satisfies such standards and allows for the renewal of such franchises; however, there can be no assurance that the franchises for such systems will be successfully renewed as they expire.

     Most of the Company's present franchises had initial terms of approximately 10 to 15 years. The duration of the Company's outstanding franchises presently varies from a period of months to an indefinite period of time. Approximately 13 of the Company's franchises expire within the next five years. This represents approximately sixteen percent of the franchises held by the Company and involves approximately 90,000 basic subscribers.

     Competition. Cable television competes for customers in local markets with other providers of entertainment, news and information. The competitors in these markets include broadcast television and radio, newspapers, magazines and other printed material, motion picture theatres, video cassettes and other sources of information and entertainment including directly competitive cable television operations and Internet service providers. Both the 1992 Cable Act and the Telecommunications Act of 1996 ("1996 Telecom Act") are designed to increase competition in the cable television industry. See Regulation and Legislation below.

     There are alternative methods of distributing the same or similar video programming offered by cable television systems. Further, these technologies have been encouraged by Congress and the FCC to offer services in direct competition with existing cable systems.

     DBS.  During 1996, the Company has experienced a competitive impact from
     ---
medium power and high power direct broadcast satellites ("DBS") that use high frequencies to transmit signals that can be received by dish antennas ("HSDs") much smaller in size than traditional HSDs. The partners in PRIMESTAR Partners L.P. distribute a multi-channel programming service via a medium power communications satellite to HSDs of approximately 3 feet in diameter. DirecTv, Inc., United States Satellite Broadcasting Corporation and EchoStar Communications Corp. ("EchoStar"), transmit from high power satellites and generally use smaller dishes to receive their signals. Alphastar, Inc. began offering medium power service in the second quarter of 1996. On February 24, 1997, News Corporation Limited ("News Corp.") and Echostar announced that News Corp. will acquire a 50% interest in Echostar and that the companies will combine their DBS businesses into a new company which will operate under the name Sky. The two companies contend that Sky, which is scheduled to launch in early 1998, will offer 500 channels of digital television, Internet services and local broadcast network television signals, capable of reaching more than 50% of all television households upon launch of Sky and 75% of all television households by the end of 1998. DBS operators have the right to distribute substantially all of the significant cable television programming services currently carried by cable television systems. Estimated DBS customers nationwide increased from approximately 2.2 million at the end of 1995 to approximately 4.4 million at the end of 1996, and the Company expects that competition from DBS will continue to increase.

     DBS has advantages and disadvantages as an alternative means of distributing video signals to the home. Among the advantages are that the capital investment (although initially high) for the satellite and uplinking segment of a DBS system is fixed and does not increase with the number of subscribers receiving satellite transmissions; that DBS is not currently subject to local regulation of service and prices or required to pay franchise fees; and that the capital costs for the ground segment of a DBS system (the reception equipment) are directly related to, and limited by, the number of service subscribers. DBS's disadvantages presently include limited ability to tailor the programming package to the interests of different geographic markets, such as providing local news, other local origination services and local broadcast stations; signal reception being subject to line of sight angles; and technology which requires a customer to rent or own one set-top box (which is significantly more expensive than a cable converter) for each television on which they wish to view DBS programming.

     Although the effect of competition from these DBS services cannot be specifically predicted, it is clear there has been significant growth in DBS subscribers and the Company assumes that such DBS competition will be substantial in the near future as developments in technology continue to increase satellite transmitter power and decrease the cost and size of equipment needed to receive these transmissions and enable DBS to overcome the aforementioned disadvantages. Further, the extensive national advertising of DBS programming packages, including certain sports packages not currently available on cable television systems, will likely continue the growth in DBS subscribers.

     Telephony Company Entry.  The 1996 Telecom Act eliminated the statutory and
     -----------------------
regulatory restrictions that prevented local telephone companies from competing with cable operators for the provision of video services by any means. See Regulation and Legislation section. The 1996 Telecom Act allows local telephone companies, including the regional bell operating companies ("RBOCs"), to compete with cable television operators both inside and outside their telephone service areas. The Company expects that it will face substantial competition from telephone companies for the provision of video services, whether it is through wireless cable, or through upgraded telephone networks. The Company assumes that all major telephone companies have already entered or soon will enter the business of providing video services. Most major telephone companies have greater financial resources than the Company, and the 1992 Cable Act ensures that telephone company providers of video services will have access to acquiring all of the significant cable television programming services. The specific manner in which telephone company provision of video services will be regulated is described under Regulation and Legislation below. Additionally, the 1996 Telecom Act eliminates certain federal restrictions on utility holding companies and thus frees all utility companies to provide cable television services. The Company expects this could result in another source of significant competition in the delivery of video services.

     Although long distance telephone companies had no legal prohibition on the provision of video services, they have historically not been providers of such services in competition with cable systems. However, such companies may prove to be a source of competition in the future. The long distance companies are expected to expand into local markets with local telephone and other offerings (including video services) in competition with the RBOCs.

     MMDS/LMDS.  Another alternative method of distribution is multi-channel
     ---------
multi-point distribution systems ("MMDS"), which deliver programming services over microwave channels received by customers with special antennas. MMDS systems are less capital intensive, are not required to obtain local franchises or pay franchise fees, and are subject to fewer regulatory requirements than cable television systems. The 1992 Cable Act also ensures that MMDS operators have the opportunity to acquire all significant cable television programming services. Although there are relatively few MMDS systems in the United States currently in operation, virtually all markets have been licensed or tentatively licensed. The FCC has taken a series of actions intended to facilitate the development of wireless cable systems as an alternative means of distributing video programming, including reallocating the use of certain frequencies to these services and expanding the permissible use of certain channels reserved for educational purposes. The FCC's actions enable a single entity to develop an MMDS system with a potential of up to 35 analog channels, and thus compete more effectively with cable television. Developments in digital compression technology will significantly increase the number of channels that can be made available from MMDS. Further, in 1995, several large telephone companies acquired significant ownership in numerous MMDS companies. This infusion of money into the MMDS industry was expected to accelerate its growth and its competitive impact. However, in 1996 telephone company support of MMDS appeared to diminish as both Bell Atlantic Corporation and NYNEX Corporation suspended their investments in two major MMDS companies. Finally, an emerging technology, local multipoint distribution services ("LMDS"), could also pose a significant threat to the cable television industry, if and when it becomes established. LMDS, sometimes referred to as cellular television, could have the capability of delivering more than 100 channels of video programming to a customer's home.
The potential impact of LMDS is difficult to assess due to the recent development of the technology and the absence of any current fully operational LMDS systems.

     Within the cable television industry, cable operators may compete with other cable operators or others seeking franchises for competing cable television systems at any time during the terms of existing franchises or upon expiration of such franchises in expectation that the existing franchise will not be renewed. The 1992 Cable Act promotes the granting of competitive franchises. An increasing number of cities are exploring the feasibility of owning their own cable systems in a manner similar to city-provided utility services.

     Private Cable.  The Company also competes with Master Antenna Television
     -------------
("MATV") systems and Satellite MATV ("SMATV") systems, which provide multi-channel program services directly to hotel, motel, apartment, condominium and similar multi-unit complexes within a cable television system's franchise area, generally free of any regulation by state and local governmental authorities. Further, the FCC is now considering new rules that would restrict or eliminate the ability of cable operators to maintain ownership of cable wiring inside multi-unit buildings, thereby potentially making it less expensive for SMATV competitors to reach those customers.

     In addition to competition for customers, the cable television industry competes with broadcast television, radio, the print media and other sources of information and entertainment for advertising revenue. As the cable television industry has developed additional programming, its advertising revenue has increased. Cable operators sell advertising spots primarily to local and regional advertisers.

     The Company has no basis upon which to estimate the number of cable television companies and other entities with which it competes or may potentially compete. There are a large number of individual and multiple system cable television operators in the United States but, measured by the number of basic customers, the Company is the largest provider of cable television services.

     The full extent to which other media or home delivery services will compete with cable television systems may not be known for some time and there can be no assurance that existing, proposed or as yet undeveloped technologies will not become dominant in the future.

     Regulation and Legislation. The operation of cable television systems is extensively regulated by the FCC, some state governments and most local governments. On February 8, 1996, the President signed into law the 1996 Telecom Act. This new law alters the regulatory structure governing the nation's telecommunications providers. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it reduces the scope of cable rate regulation.

     The 1996 Telecom Act requires the FCC to implement numerous rulemakings, the final outcome of which cannot yet be determined. Moreover, Congress and the FCC have frequently revisited the subject of cable television regulation and may do so again. Future legislative and regulatory changes could adversely affect the Company's operations. This section briefly summarizes key laws and regulations currently affecting the growth and operation of the Company's cable systems.

     Cable Rate Regulation.  The 1992 Cable Act imposed extensive rate
     ---------------------
regulation on the cable television industry. All cable systems are subject to rate regulation, unless they face "effective competition" in their local franchise area. Under the 1992 Cable Act, the incumbent cable operator can demonstrate "effective competition" by showing either low penetration (less than 30% of the local population subscribes to basic service) or the presence (measured collectively as 50% availability, 15% subscriber penetration) of other multichannel video programming distributors ("MVPDs"). The 1996 Telecom Act expands the existing definition of "effective competition" to create a special test for a competing MVPD (other than a DBS distributor) affiliated with a local exchange carrier ("LEC"). There is no penetration minimum for a LEC affiliate to qualify as an effective competitor, but it must offer comparable programming services in the franchise area.

     Although the FCC establishes all cable rate rules, local government units (commonly referred to as local franchising authorities or "LFAs") are primarily responsible for administering the regulation of the lowest level of cable -- the basic service tier ("BST"), which typically contains local broadcast stations and public, educational and government ("PEG") access channels. Before an LFA begins BST rate regulation, it must certify to the FCC that it will follow applicable federal rules, and many LFAs have voluntarily declined to exercise this authority. LFAs also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services.

     The FCC itself directly administers rate regulation of any cable programming service tiers ("CPST"), which typically contain satellite-delivered programming. Under the 1996 Telecom Act, the FCC can regulate CPST rates only if an LFA first receives at least two complaints from local subscribers within 90 days of a CPST rate increase and then files a formal complaint with the FCC. When new CPST rate complaints are filed, the FCC now considers only whether the incremental increase is justified and will not reduce the previously established CPST rate.

     Under the FCC's rate regulations, the Company was required to reduce its BST and CPST rates in 1993 and 1994, and has since had its rate increases governed by a complicated price structure that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with delays in implementing rate increases. Operators also have the opportunity of bypassing this "benchmark" structure in favor of traditional cost-of-service regulation in cases where the latter methodology appears favorable. However, the FCC significantly limited the inclusion in the rate base of acquisition costs in excess of the historical cost of tangible assets. As a result, the Company pursued cost of service justifications in only a few cases. Premium cable services offered on a per channel or per program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product.

     The 1996 Telecom Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. It also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

     Cable Entry Into Telecommunications.  The 1996 Telecom Act provides that no
     -----------------------------------
state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way. Although the 1996 Telecom Act clarifies that traditional cable franchise fees may be based only on revenues related to the provision of cable television services, it also provides that LFAs may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The 1996 Telecom Act prohibits LFAs from requiring cable operators to provide telecommunications service or facilities as a condition of a franchise grant, renewal or transfer, except that LFAs can seek "institutional networks" as part of such franchise negotiations. The favorable pole attachment rates afforded cable operators under federal law can be increased by utility companies owning the poles during a five year phase in period beginning in 2001, if the cable operator provides telecommunications service, as well as cable service, over its plant.

     Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act intended to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. Review of the FCC's initial interconnection order is now pending before the Eighth Circuit Court of Appeals.

     Telephone Company Entry Into Cable Television.  The 1996 Telecom Act allows
     ---------------------------------------------
telephone companies to compete directly with cable operators by repealing the historic telephone company/cable company cross-ownership ban and the FCC's video dialtone regulations. This will allow LECs, including the RBOCs, to compete with cable operators both inside and outside their telephone service areas. Because of their resources, LECs could be formidable competitors to traditional cable operators, and certain LECs have begun offering cable service.

     Under the 1996 Telecom Act, a LEC providing video programming to customers will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless the LEC elects to provide its programming via an "open video system" ("OVS"). LECs providing service through an OVS can proceed without a traditional cable franchise, although an OVS operator will be subject to general rights-of-way management regulations and can be required to pay franchise fees to the extent it provides cable services. To be eligible for OVS status, the LEC itself cannot occupy more than one-third of the system's activated channels when demand for channels exceeds supply. Nor can it discriminate among programmers or establish unreasonable rates, terms or conditions for service.

     Although LECs and cable operators can now expand their offerings across traditional service boundaries, the general prohibitions remain on LEC buyouts (i.e., any ownership interest exceeding 10 percent) of co-located cable systems, cable operator buyouts of co-located LEC systems, and joint ventures between cable operators and LECs in the same market. The 1996 Telecom Act provides a
few limited exceptions to this buyout prohibition.   The "rural exemption"
permits buyouts where the purchased system serves an area with fewer than 35,000 inhabitants outside an urban area, and the cable system plus any other system in which the LEC has an interest do not represent 10% or more of the LEC's
telephone service area.   The 1996 Telecom Act also provides the FCC with the
power to grant waivers of the buyout prohibition in cases where: (1) the cable operator or LEC would be subject to undue economic distress; (2) the system or facilities would not be economically viable; or (3) the anticompetitive effects of the proposed transaction are clearly outweighed by the effect of the transaction in meeting community needs. The LFA must approve any such waiver.

     Electric Utility Entry Into Telecommunications/Cable Television.  The 1996
     ---------------------------------------------------------------
Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Again, because of their resources, electric utilities could be formidable competitors to traditional cable systems.

     Additional Ownership Restrictions.  Pursuant to the 1992 Cable Act, the FCC
     ---------------------------------
adopted regulations establishing a 30% limit on the number of homes nationwide that a cable operator may reach through cable systems in which it holds an attributable interest (attributable for these purposes is defined as a 5% or greater ownership interest or the existence of any common directors), with an increase to 35% if the additional cable systems are minority controlled. However, the FCC stayed the effectiveness of its ownership limits pending the appeal of a September 16, 1993 decision by the United States District Court for the District of Columbia which, among other things, found unconstitutional the provision of the 1992 Cable Act requiring the FCC to establish such ownership limits. If the ownership limits are determined on appeal to be constitutional, they may affect TCIC's, and subsequently Pacific's, ability to acquire interests in additional cable systems.

     The FCC also adopted regulations limiting carriage by a cable operator of national programming services in which that operator holds an attributable interest (using the same attribution standards as were adopted for its limits on the number of homes nationwide that a cable operator may reach through its cable systems) to 40% of the first 75 activated channels on each of the cable operator's systems. The rules provide for the use of two additional channels or a 45% limit, whichever is greater, provided that the additional channels carry minority controlled programming services. The regulations also grandfather existing carriage arrangements which exceed the channel limits, but require new channel capacity to be devoted to unaffiliated programming services until the system achieves compliance with the regulations. Channels beyond the first 75 activated channels are not subject to such limitations, and the rules do not apply to local or regional programming services.

     The 1996 Telecom Act eliminates statutory restrictions on broadcast/cable cross-ownership (including broadcast network/cable restrictions), but leaves in place existing FCC regulations prohibiting local cross-ownership between television stations and cable systems. The 1996 Telecom Act also eliminates the three year holding period required under the 1992 Cable Act's "anti-trafficking" provision. The 1996 Telecom Act leaves in place existing restrictions on cable cross-ownership with SMATV and MMDS facilities, but lifts those restrictions where the cable operator is subject to effective competition. In January 1995, however, the FCC adopted regulations which permit cable operators to own and operate SMATV systems within their franchise area, provided that such operation is consistent with local cable franchise requirements.

     Must Carry/Retransmission Consent.  The 1992 Cable Act contains broadcast
     ---------------------------------
signal carriage requirements that allow local commercial television broadcast stations to elect once every three years between requiring a cable system to carry the station ("must carry") or negotiating for payments for granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect "must carry," and more popular stations typically elect "retransmission consent." Must carry requests can dilute the appeal of a cable system's programming offerings, and retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse affect on the Company's business.
Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for commercial satellite-delivered independent "superstations" such as WTBS). The constitutionality of the must carry requirements has been challenged and is awaiting a decision from the U.S. Supreme Court.

     Access Channels.  LFAs can include franchise provisions requiring cable
     ---------------
operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires a cable system with 36 or more channels to designate a portion of its channel capacity (either 10% or 15%) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of this designated channel capacity, but use of commercial leased access channels has been relatively limited. In February of 1997, the FCC released revised rules which mandate a modest rate reduction and could make commercial leased access a more attractive option for third party programmers.

     "Anti-Buy Through" Provisions.  Federal law requires each cable system to
     -----------------------------
permit subscribers to purchase premium or pay-per-view video programming offered by the operator on a per-channel or a per-program basis without the necessity of subscribing to any tier of service (other than the basic service tier) unless the system's lack of addressable converter boxes or other technological limitations does not permit it to do so. The statutory exemption for cable systems that do not have the technological capability to comply expires in December 2002, but the FCC may extend that period if deemed necessary.

     Access to Programming.  To spur the development of independent cable
     ---------------------
programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors (such as DBS and MMDS). This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to the Company.

     Other FCC Regulations.  In addition to the FCC regulations noted above,
     ---------------------
there are other FCC regulations covering such areas as equal employment opportunity, subscriber privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, and children's programming advertisements), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards, and consumer electronics equipment compatibility. The FCC is expected to impose new Emergency Alert System requirements on cable operators in 1997. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

     Two pending FCC proceedings of particular competitive concern involve inside wiring and navigational devices or converter boxes. The former FCC proceeding is considering ownership of cable wiring located inside multiple dwelling unit ("MDU") complexes. If the FCC concludes that such wiring belongs to, or can be unilaterally acquired by the MDU owner, it will become easier for MDU owners to terminate service from the incumbent cable operator in favor of a new entrant. The latter FCC proceeding is considering whether cable customers should be permitted to purchase cable converters from third party vendors. If the FCC concludes that third party sale of converters is required, and does not make appropriate allowances for signal piracy concerns, it may become more difficult for cable operators to combat theft of service.

     Copyright.  Cable television systems are subject to federal copyright
     ---------
licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenue to a federal copyright royalty pool (such percentage varies depending on the size of the system and the number of distant broadcast television signals carried), cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The possible modification or elimination of this compulsory copyright license is subject to continuing review and could adversely affect the Company's ability to obtain desired broadcast programming. In addition, the cable industry pays music licensing fees to Broadcast Music, Inc. and is negotiating a similar arrangement with the American Society of Composers, Authors and Publishers. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

     State and Local Regulation.  Cable television systems generally are
     --------------------------
operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity. The 1996 Telecom Act clarified that the need for an entity providing cable services to obtain a local franchise depends solely on whether the entity crosses public rights of way. Federal law now prohibits franchise authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable system's service area. Cable franchises generally are granted for fixed terms and in many cases are terminable if the franchisee fails to comply with material provisions. Non-compliance by the cable operator with franchise provisions may also result in monetary penalties.

     The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable operations, service rates, franchise fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although LFAs have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, LFAs cannot insist on franchise fees exceeding 5% of the system's gross revenue, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

     Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the franchise authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchise authority's consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises.

     Proposed Changes in Regulation. The regulation of cable television systems at the federal, state and local levels is subject to the political process and has been in constant flux over the past decade. Material changes in the law and regulatory requirements must be anticipated and there can be no assurance that the Company's business will not be affected adversely by future legislation, new regulation or deregulation.

     GENERAL
     -------

     Legislative, administrative and/or judicial action may change all or portions of the foregoing statements relating to competition and regulation.

     The Company has not expended material amounts during the last three fiscal years on research and development activities.

     There is no one customer or affiliated group of customers to whom sales are made in an amount which exceeds 10% of the Company's consolidated revenue.

     Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of material into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, results of operations or competitive position of the Company.

     At December 31, 1996, the Company had approximately 1,900 employees, most of which were located at the Company's various facilities in the communities in which the Company owns and/or operates cable television systems.

(d)  Financial Information about Foreign & Domestic Operations and Export Sales
     --------------------------------------------------------------------------

     The Company has neither material foreign operations nor export sales.

Item 2.  Properties.
------   ----------

     The Company leases most of its local operating offices, and owns many of its head-end and antenna sites. Its physical cable television properties consist of system components, motor vehicles, miscellaneous hardware, spare parts and other components.

     The Company's cable television facilities are, in the opinion of management, suitable and adequate by industry standards. Physical properties of the Company are not held subject to any major encumbrance.

Item 3.  Legal Proceedings.
------   -----------------

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

     None.

                                   PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
------   ---------------------------------------------------------------------

     All of TCI Pacific Communications, Inc.'s (together with its consolidated subsidiaries, "Pacific" or the "Company") common stock is owned by TCI Communications, Inc. ("TCIC"). The Company has not paid cash dividends on its common stock and has no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by the board of directors in light of the Company's earnings, financial condition and other relevant considerations. The Company is a holding company and its assets consist almost entirely of investments in its subsidiaries. As a holding company, the Company's ability to pay dividends on any classes of its stock is dependent on the earnings of, or other funds available to, the Company's subsidiaries and the distribution or other payment of such earnings or other funds to the Company in the form of dividends, loans or other advances, payment or reimbursement of management fees and expenses and repayment of loans and advances from the Company. Certain of the Company's subsidiaries are subject to loan agreements that prohibit or limit the transfer of funds by such subsidiaries to the Company in the form of dividends, loans, or advances, and require that such subsidiaries' indebtedness to the Company be subordinate to the indebtedness under such loan agreements. The amount of net assets of subsidiaries subject to such restrictions exceeds the Company's consolidated net assets.

Item 6.  Selected Financial Data.
------   -----------------------

     The following tables present selected information relating to the financial condition and results of operations of Pacific and its predecessor Viacom International Inc. (after giving effect to the First Distribution, as defined in Item 7, "VII Cable") for the past five years. The following data should be read in conjunction with TCI Pacific Communications, Inc.'s consolidated financial statements. The selected information of VII Cable for periods prior to July 31, 1996 reflects the carve-out historical results of operations and financial position of VII Cable's cable television distribution business and is not necessarily indicative of results of operations or financial position that would have occurred if such business had been a separate stand-alone entity during the periods presented.

                                                                                         VII Cable
                                                              Pacific     ------------------------------------------
                                                           -------------                 December 31,
                                                           December 31,   ------------------------------------------
                                                              1996           1995        1994       1993      1992
                                                           -------------  ----------  ----------  --------  --------
                                                                             amounts in thousands
Summary Balance Sheet Data:
---------------------------
Property and equipment, net                                 $  379,183     419,644     365,032   326,080   287,219

Franchise costs, net                                        $2,984,473     561,229     578,072   593,749   636,132

Total assets                                                $3,440,561   1,066,813   1,040,434   966,249   961,285

Debt                                                        $1,151,884      57,000      57,000    57,000   106,000

Exchangeable preferred stock                                $  629,801          --          --        --        --

Common stockholder's equity                                 $  539,195     857,107     823,940   765,531   753,929



                                            Pacific                                 VII Cable
                                          ------------     -------------------------------------------------------
                                          Five months      Seven months
                                            ended            ended                  Years ended December 31,
                                          December 31,      July 31,     -----------------------------------------
                                              1996            1996          1995        1994      1993      1992
                                          ------------     ------------  ---------   ---------   -------   -------
                                                                     amounts in thousands
Summary Statement of Operations Data:
------------------------------------

 Revenue                                      $215,550         280,630     448,206     408,801   414,786   410,129

 Operating income                             $ 37,802          52,266      86,862      61,744    83,815    97,518

 Interest expense                             $(43,566)        (30,908)    (48,524)    (38,050)  (33,417)  (49,769)

 Net earnings (loss)                          $ (2,452)         10,660      33,714       9,146    97,391    25,793

 Dividend requirement on
   exchangeable preferred stock
                                              $(13,079)            --          --           --        --        --
                                              --------      ---------    ---------   ---------   -------   -------
Net earnings (loss)
  attributable to common stockholder          $(15,531)         10,660      33,714       9,146    97,391    25,793
                                              ========      ==========   =========   =========   =======   =======

                                                               II-2

Item 7.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ----------------------

General
-------

     On July 24, 1995, Viacom Inc. ("Viacom"), Viacom International Inc. (after giving effect to the First Distribution as defined below, "VII Cable") a wholly owned subsidiary of Viacom, and Viacom International Services Inc. ("New VII"), a wholly owned subsidiary of VII Cable, entered into certain agreements with Tele-Communications, Inc. ("TCI") and TCIC, a subsidiary of TCI, providing for, among other things, the conveyance of Viacom International Inc.'s non-cable assets and liabilities to New VII, the distribution of all of the common stock of New VII to Viacom (the "First Distribution"), the Exchange Offer (as defined below) and the issuance to TCIC of all of the Class B Common Stock of VII Cable. On June 24, 1996, Viacom commenced an exchange offer (the "Exchange Offer") pursuant to which Viacom shareholders had the option to exchange shares of Viacom Class A or Class B Common Stock ("Viacom Common Stock") for a total of 6,257,961 shares of VII Cable Class A Common Stock. The Exchange Offer expired on July 22, 1996 with a final exchange ratio of 0.4075 shares of VII Cable Class A Common Stock for each share of Viacom Common Stock accepted for exchange.

     Prior to the consummation of the Exchange Offer on July 31, 1996, Viacom International Inc. entered into a $1.7 billion credit agreement (the "Credit Agreement"). Proceeds from the Credit Agreement were transferred by Viacom International Inc. to New VII as part of the First Distribution. Immediately following the consummation of the Exchange Offer, on July 31, 1996, TCIC, through a capital contribution of $350 million in cash, purchased all of the shares of Class B Common Stock of VII Cable (the "Acquisition"). At that time, VII Cable was renamed TCI Pacific Communications, Inc. and the shares of Class A Common Stock of VII Cable were converted into shares of 5% Class A Senior Cumulative Exchangeable Preferred Stock (the "Exchangeable Preferred Stock"). Proceeds from the $350 million capital contribution were used to repay a portion of the Credit Agreement.

     The Exchangeable Preferred Stock is exchangeable, at the option of the holder commencing after the fifth anniversary of the date of issuance, for shares of Series A TCI Group Stock at an exchange rate of 5.447 shares of Series A TCI Group Stock for each share of Exchangeable Preferred Stock exchanged. The Exchangeable Preferred Stock is subject to redemption, at the option of Pacific, on or after the fifteenth day following the fifth anniversary of the date of issuance, initially at a redemption price of $102.50 per share and thereafter at prices declining ratably annually to $100 per share on and after the eighth anniversary of the date of issuance, plus accrued and unpaid dividends to the date of redemption. The Exchangeable Preferred Stock is also subject to mandatory redemption on the tenth anniversary of the date of issuance for $100 per share plus accrued and unpaid dividends. Amounts payable by the Company in satisfaction of its dividend, optional redemption and mandatory redemption obligations with respect to the Exchangeable Preferred Stock may be made in cash or, at the election of the Company, in shares of Series A TCI Group Stock, or in any combination of the foregoing. If payments are made in shares of Series A TCI Group Stock, Pacific will discount the market value of such stock by 5% in determining the number of shares required to be issued to satisfy such payments.



                                                                     (continued)

Summary of Operations
---------------------

1996 vs. 1995
-------------

     Due to the consummation of the Acquisition, the Company's 1996 statement of operations includes information reflecting the five month period ended December 31, 1996 (the "Five Month Period") and the seven month period ended July 31, 1996 (the "Seven Month Period"). In order to provide a meaningful basis for comparing the years ended December 31, 1996 and 1995, the Five Month Period has been combined with the Seven Month Period for purposes of the following discussion and analysis.

     On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). In 1993 and 1994, the Federal Communications Commission ("FCC") adopted certain rate regulations required by the 1992 Cable Act and imposed a moratorium on certain rate increases. As a result of such actions, Pacific's basic and tier service rates and its equipment and installation charges (the "Regulated Services") are subject to the jurisdiction of local franchising authorities and the FCC. The regulations established benchmark rates in 1993, which were further reduced in 1994, to which the rates charged by cable operators for Regulated Services were required to conform.

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

     Revenue increased 11% for the year ended December 31, 1996, as compared to 1995. Such increase is primarily attributable to a 2% increase in average basic customers and a 12% increase in the average basic rate, partially offset by a 15% decrease in the average premium rate. Average premium subscribers were comparable from 1995 to 1996. Total revenue per basic customer per month increased 9% to $35.05 for the year ended December 31, 1996 from $32.17 for the year ended December 31, 1995. As of December 31, 1996, Pacific served approximately 1,168,000 basic customers subscribing to approximately 901,000 premium units, representing a 1% and 2% decrease, respectively, since December 31, 1995.

     Operating expenses increased 7% for the year ended December 31, 1996, as compared to 1995. Such increase is due to increases in costs related to customer growth, increased programming fees and increased channel capacity.

     Selling, general and administrative ("SG&A") expenses increased 16% for the year ended December 31, 1996, as compared to 1995. Such increase reflects programming launch incentives received in 1995 but not in 1996, and higher overhead allocations in 1996.

                                                                     (continued)

     Prior to the Acquisition, Viacom provided VII Cable with certain general services, including insurance, legal, financial and other corporate functions. Charges for these services were based on the average of certain specified ratios of revenue, operating income and net assets of VII Cable in relation to Viacom. The charges for such services were $5,750,000 for the seven month period and are included in SG&A.

     Effective August 1, 1996, TCI provides certain facilities, services and personnel to Pacific. The scope of the facilities, personnel and services to Pacific and the respective charges payable in respect thereof are set forth in a services agreement entered into among TCI, TCIC and Pacific ("Services Agreement"). Pursuant to the Services Agreement, TCI provides to Pacific administrative and operational services necessary for the conduct of its business, including, but not limited to, such services as are generally performed by TCI's accounting, finance, corporate, legal and tax departments.
In addition, TCI makes available to Pacific such general overall management services and strategic planning services as TCI and Pacific have agreed, and provides Pacific with such access to and assistance from TCI engineering and construction groups and TCI's programming and technology/venture personnel at Pacific's request.

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

     In this regard, Pacific is allocated that portion of TCI's compensation expense attributable to benefits extended to employees of Pacific. Pursuant to the Services Agreement, Pacific reimburses TCI for all direct expenses incurred by them in providing such services and a pro rata share of all indirect expenses incurred by them in connection with the rendering of such services, including a pro rata share of the salary and other compensation of TCI employees performing services for Pacific and general overhead expenses. Charges for expenses incurred in connection with the Services Agreement were $7,982,000 during the five month period and are included in SG&A. See note 11 to the accompanying financial statements.

     Depreciation expense decreased 16% for the year ended December 31, 1996, as compared to 1995. Such decrease is attributable to the consummation of the Acquisition, in which Pacific recorded property and equipment at estimated fair market value which was less than VII Cable's historical cost, offset by an increase in depreciation due to $96,912,000 in capital expenditures during 1996.

     Amortization expense increased 129% for the year ended December 31, 1996, as compared to 1995. Such increase is attributable to increased franchise costs resulting from the Acquisition.

     Other Income and Expense
     ------------------------

     Interest expense increased 53% for the year ended December 31, 1996, as compared to 1995. Such increase is due to interest related to the $1.7 billion Credit Agreement entered into prior to consummation of the Exchange Offer. Interest expense for periods prior to the Acquisition reflects amounts recorded by VII Cable on borrowings under a credit agreement and amounts allocated by Viacom to VII Cable based on a percentage of VII Cable's average net assets to Viacom's average net assets.

                                                                     (continued)

     VII Cable was included in the consolidated Federal, state and local income tax returns filed by Viacom. However, the income tax provision was prepared on a separate return basis as though VII Cable filed stand-alone income tax returns. The effective tax rates of 53% and 49% for the years ended December 31, 1996 and 1995, respectively, were both adversely affected by the amortization of acquisition costs which are not deductible for tax purposes.

     Subsequent to the Acquisition, Pacific is included in the consolidated Federal income tax return of TCI. Income tax expense or benefit for Pacific is based on those items in the consolidated calculation applicable to Pacific. Intercompany tax allocation represents an apportionment of tax expense or benefit (other than deferred taxes) among the subsidiaries of TCI in relation to their respective amounts of taxable earnings or losses. The payable or receivable arising from the intercompany tax allocation is recorded as an increase or decrease in amounts due to TCIC.

     The Company's net earnings (before preferred stock dividend requirements) of $8,208,000 for the year ended December 31, 1996 represents a decrease of $25,506,000 as compared to 1995. Such reduction primarily represents an increase of interest expense of $25,950,000 in 1996 and the recognition in 1995 of a gain on sale of marketable equity securities held as available for sale ($26,902,000) offset by a decrease in income tax expense of $23,561,000. Additionally, net earnings were reduced by the increase in amortization expense less the decrease in depreciation expense attributable to the consummation of the Acquisition.

1995 vs. 1994
-------------

     Revenue increased 10% from 1994 to 1995. The increase in revenue reflects a 4% and 13% increase in average basic and premium customers, respectively, and a 5% increase in average basic rates, partially offset by a 7% decrease in the average premium rate. Total revenue per basic customer per month increased 6% to $32.17 for 1995 from $30.49 for 1994. As of December 31, 1995, VII Cable served approximately 1,180,000 basic customers subscribing to approximately 921,000 premium units, representing a 4% and 5% increase, respectively, since December 31, 1994.

     Operating expenses increased 13% principally reflecting an increase in programming and other costs related to customer growth, increased programming fees and increased channel capacity.

     SG&A decreased 9% for the year ended December 31, 1995, as compared to 1994. Such decrease reflects lower overhead allocations in 1995 and programming launch incentives received in 1995.

     Prior to the Acquisition, Viacom provided VII Cable with certain general services, including insurance, legal, financial and other corporate functions. Charges for these services were based on the average of certain specified ratios of revenue, operating income and net assets of VII Cable in relation to Viacom. The charges for such services were $13,492,000 and $16,849,000 for 1995 and 1994, respectively, representing a 20% decrease, and are included in SG&A.

     Other Income and Expense
     ------------------------

     Interest expense increased 28% from 1994 to 1995. Interest expense reflects amounts recorded by VII Cable on borrowings under a credit agreement and amounts allocated by Viacom of $46,363,000 and $35,681,000 for 1995 and 1994, respectively. Viacom allocated interest expense to VII Cable based on a percentage of VII Cable's average net assets to Viacom's average net assets.


                                                                     (continued)

     In 1995, VII Cable recognized a pre-tax gain of $26,902,000 from the sale of marketable securities.

     VII Cable was included in the consolidated federal, state and local income tax returns filed by Viacom. However, the income tax provision was prepared on a separate return basis as though VII Cable filed stand-alone income tax returns. The annual effective tax rate of 49% for 1995 was adversely affected by the amortization of acquisition costs which are not deductible for tax purposes.

     VII Cable's net earnings of $33,714,000 for the year ended December 31, 1995 represents an increase of $24,568,000 as compared to 1994. Such reduction primarily represents an increase in average basic and primary customers and the recognition of a gain on the sale of marketable equity securities offset by increases in interest expense of $10,474,000 and income tax expense of $14,838,000.

Liquidity and Capital Resources
-------------------------------

     On October 13, 1995, TCIC (as buyer) and Prime Cable of Fort Bend, L.P. and Prime Cable Income Partners, L.P. (as sellers) executed asset and stock purchase and sale agreements (the "Houston Purchase Agreements") providing for the sale of certain cable television systems serving the greater Houston Metropolitan Area for a total base purchase price of $301 million, subject to adjustments.
On December 18, 1995, TCIC assigned all of its rights, remedies, title and interest in, to and under the Houston Purchase Agreements to a subsidiary of InterMedia Capital Partners IV, L.P. ("IMP"). On May 8, 1996, IMP consummated the transactions contemplated by the Houston Purchase Agreements. In connection with the Acquisition, IMP exchanged its Houston cable systems plus cash amounting to $36,633,000 for VII Cable's Nashville cable system.

     During July 1991, VII Cable received reassessments from ten California counties of its real and personal property, related to a June 1987 acquisition, which could result in substantially higher California property tax liabilities. VII Cable is appealing the reassessments. At July 31, 1996 VII Cable had paid $44,083,000 related to real and personal property taxes which have, along with any potential future liability related to periods prior to July 31, 1996, transferred to New VII on July 31, 1996 as part of the First Distribution and any potential future liability was conveyed to Viacom effective July 31, 1996.

     The Company's business requires significant capital expenditures to maintain, upgrade, rebuild and expand its cable television systems. Historically, VII Cable's cash requirements were funded by VII Cable's operating activities and through intercompany advances from Viacom, as needed. During the fourth quarter of 1996, Pacific reevaluated its capital expenditure strategy and currently anticipates that it will spend significantly less for property and equipment in 1997 than it has in the past. Accordingly, management believes that net cash provided by operating activities and available capacity pursuant to the Credit Agreement, and advances from TCIC, as required, will provide adequate services of short-term and long-term liquidity in the future.

     In accordance with the terms of the Credit Agreement, Pacific has entered into an interest rate exchange agreement (the "Exchange Agreement") with TCIC pursuant to which Pacific will pay a fixed interest rate of 7.5% on a notional amount of $600 million. The terms of the Exchange Agreement become effective only if the one month LIBOR rate exceeds 6.5% for five consecutive days within the two-year observation period, as defined by the Exchange Agreement (the "Trigger"). In the event the Trigger occurs, the terms of the agreement become effective until August 1, 2001. As of December 31, 1996, the terms of the Exchange Agreement have not become effective.

     At December 31, 1996, the Company had $250,000,000 in unused availability under the Credit Agreement. Although the Company was in compliance with the restrictive covenants contained in the Credit Agreement at said date, additional borrowings under the Credit Agreement are subject to the Company's continuing compliance with such restrictive covenants (which relate primarily to the maintenance of certain ratios of cash flow to total debt and cash flow to debt service, as defined in the credit facilities) after giving effect to such additional borrowings. See note 7 to the accompanying consolidated financial statements for additional information regarding the material terms of the Credit Agreement.

                                                                     (continued)

     Most of the Company's present franchises had initial terms of approximately 10 to 15 years. The duration of the Company's outstanding franchises presently varies from a period of months to an indefinite period of time. Approximately 13 of the Company's franchises expire within the next five years. This represents approximately sixteen percent of the franchises held by the Company and involves approximately 90,000 basic subscribers.

     One measure of liquidity is commonly referred to as "interest coverage". Interest coverage, which is measured by the ratio of Operating Cash Flow (operating income before depreciation, amortization and other non-cash operating credits or charges)($82,445,000 for the five months ended December 31, 1996) to interest expense ($43,566,000 for the five months ended December 31, 1996), is determined by reference to the statements of operations. The Company's interest coverage ratio was 189% for the five months ended December 31, 1996. Management of the Company believes that the foregoing interest coverage ratio is adequate in light of the consistency and nonseasonal nature of its cable television operations. Operating Cash Flow is a measure of value and borrowing capacity within the cable television industry and is not intended to be a substitute for cash flows provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such. Operating Cash Flow, as defined, does not take into consideration substantial costs of doing business, such as interest expense, and should not be considered in isolation to other measures of performance.

     Another measure of liquidity is net cash provided by operating activities, as reflected in the accompanying consolidated statements of cash flows. Net cash provided by operating activities ($6,063,000 for the five months ended December 31, 1996) reflects net cash from the operations of the Company available for the Company's liquidity needs after taking into consideration the aforementioned additional substantial costs of doing business not reflected in Operating Cash Flow. See the Company's consolidated statements of cash flows included in the accompanying financial statements.


Item 8.  Financial Statements and Supplementary Data.
------   -------------------------------------------

     The consolidated financial statements of TCI Pacific Communications, Inc. are filed under this Item, beginning on Page II-9. The financial statement schedules required by Regulation S-X are filed under Item 14 of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------   ---------------------------------------------------------------
         Financial Disclosure.
         --------------------

     None.

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


The Board of Directors and Stockholders
TCI Pacific Communications, Inc.:


We have audited the accompanying consolidated balance sheet of TCI Pacific Communications, Inc. and subsidiaries (a subsidiary of TCI Communications, Inc.) as of December 31, 1996, and the related consolidated statements of operations, common stockholder's equity, and cash flows for the five months ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TCI Pacific Communications, Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the five months ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, effective August 1, 1996, TCI Communications, Inc. acquired all of the outstanding stock of Viacom International Inc. which was renamed TCI Pacific Communications, Inc., in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the periods after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.


                                    KPMG Peat Marwick LLP


Denver, Colorado
March 24, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


October 18, 1996


The Board of Directors and Stockholders
 of TCI Pacific Communications, Inc.
 (the "Company", formerly VII Cable):


     In our opinion, the accompanying combined balance sheet and the related combined statements of operations, of common stockholder's equity and of cash flows present fairly, in all material respects, the financial position of VII Cable (as defined in note 1 to the financial statements) at December 31, 1995, and the results of its operations and its cash flows for the seven months ended July 31, 1996 and each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     Our audits of the combined financial statements of VII Cable also included an audit of the Financial Statement Schedule on page IV-9 for the seven months ended July 31, 1996 and each of the two years in the period ended December 31, 1995. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined financial statements.


PRICE WATERHOUSE LLP


New York, New York
October 18, 1996

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                              (see notes 1 and 2)

                                 Balance Sheet

                                        Pacific       VII Cable
                                        (note 2)       (note 2)
                                     -------------  -------------
                                     December 31,   December 31,
                                         1996           1995
                                     -------------  -------------
Assets                                   amounts in thousands
------
Cash                                   $       --          2,294

Restricted cash (Note 1)                   33,664             --

Trade and other receivables, net           18,986         14,333

Prepaids                                    6,144          3,342

Property and equipment, at cost:
     Land                                   5,795          5,470
     Distribution systems                 348,949        549,553
     Support equipment and buildings       35,812        192,305
                                       ----------      ---------
                                          390,556        747,328
     Less accumulated depreciation         11,373        327,684
                                       ----------      ---------
                                          379,183        419,644
                                       ----------      ---------
Franchise costs                         3,015,246        718,636
     Less accumulated amortization         30,773        157,407
                                       ----------      ---------
                                        2,984,473        561,229
                                       ----------      ---------
Other assets, at cost, net of
 amortization (note 1)                     18,111         65,971
                                       ----------      ---------
                                       $3,440,561      1,066,813
Liabilities and Common                 ==========      =========
 Stockholder's Equity
-----------------------
Cash overdraft                         $    9,736             --

Accounts payable                            3,490         28,380

Accrued expenses (note 6)                  30,008         37,686

Subscriber advance payments                 2,727          2,556

Debt (note 7)                           1,151,884         57,000

Deferred income taxes (note 10)         1,073,340         72,953

Other liabilities                             380         11,131
                                       ----------      ---------
     Total liabilities                  2,271,565        209,706
                                       ----------      ---------
Exchangeable preferred stock
 (note 8)                                 629,801             --

Common stockholder's equity:
     Class A common stock, $1 par
      value. Authorized 6,257,961
      shares; no shares issued
      and outstanding                          --             --
     Class B common stock, $.01,
      par value. Authorized 100
      shares; issued and outstanding
      100 shares                               --             --
     Additional paid-in capital           336,921             --
     Accumulated deficit                   (2,452)            --
     Viacom Inc. ("Viacom") equity
      investment                               --        857,107
                                       ----------      ---------
                                          334,469        857,107
     Due to TCI Communications, Inc.
      ("TCIC")                            204,726             --
                                       ----------      ---------
      Total common stockholder's
        equity                            539,195        857,107
                                       ----------      ---------

Commitments (note 12)
                                       $3,440,561      1,066,813
                                       ==========      =========

See accompanying notes to financial statements.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                              (see notes 1 and 2)

                            Statements of Operations


                                             Pacific                 VII Cable
                                            (note 2)                  (note 2)
                                          -------------  ---------------------------------
                                           Five months   Seven months      Years ended
                                             ended          ended          December 31,
                                          December 31,     July 31,     ------------------
                                              1996           1996         1995      1994
                                          -------------  -------------  --------  --------
                                                       amounts in thousands
Revenue                                      $215,550       280,630      448,206   408,801

  Operating costs and expenses:
     Operating (note 11)                       74,516       108,652      170,521   151,084
     Selling, general and
       administrative (note 11)                58,589        68,132      108,849   119,577
     Depreciation (note 3)                     12,765        40,681       63,292    57,879
     Amortization                              31,878        10,899       18,682    18,517
                                             --------       -------      -------   -------
                                              177,748       228,364      361,344   347,057
                                             --------       -------      -------   -------
          Operating income                     37,802        52,266       86,862    61,744

  Other income (expense):
     Interest expense (note 11)               (43,566)      (30,908)     (48,524)  (38,050)
     Interest income                              450         2,214           --        --
     Gain on sale of marketable securities
      held as available-for-sale                   --            --       26,902        --
     Other, net                                (1,312)          520        1,293     3,433
                                             --------       -------      -------   -------
                                              (44,428)      (28,174)     (20,329)  (34,617)
                                             --------       -------      -------   -------
     Earnings (loss) before income
      taxes                                    (6,626)       24,092       66,533    27,127

Income tax benefit (expense) (note 10)          4,174       (13,432)     (32,819)  (17,981)
                                             --------       -------      -------   -------

     Net earnings (loss)                       (2,452)       10,660       33,714     9,146
                                             ========       =======      =======   =======
Dividend requirement on Exchangeable
  Preferred Stock                             (13,079)
                                             --------
     Net loss attributable to
        common stockholder                   $(15,531)
                                             ========

See accompanying notes to financial statements.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                              (see notes 1 and 2)

                    Statement of Common Stockholder's Equity


                                               Common stock        Additional                   Viacom                 Total
                                          ----------------------    paid-in     Accumulated     equity      Due to     equity
                                            Class A      Class B    capital       deficit      investment    TCIC     (deficit)
                                          ------------   -------   -----------   -----------   ----------   ------   ----------

                                                                        amounts in thousands
VII Cable (note 2)

------------------



Balance at January 1, 1994                  $ --            --            --             --         765,531       --      765,531


   Net earnings                               --            --            --             --           9,146       --        9,146
   Cash distributions to Viacom               --            --            --             --        (434,002)      --     (434,002)
   Cash distributions from Viacom             --            --            --             --         392,896       --      392,896
   Allocated charges from Viacom              --            --            --             --          75,221       --       75,221
   Unrealized holding gains on
    available-for-sale securities, net
    of tax                                    --            --            --             --          15,148       --       15,148
                                            ----          ----        ------           ----      ----------   ------   ----------

Balance at December 31, 1994                  --            --            --             --         823,940       --      823,940


   Net earnings                               --            --            --             --          33,714       --       33,714
   Cash distributions to Viacom               --            --            --             --        (505,265)      --     (505,265)
   Cash distributions from Viacom             --            --            --             --         409,264       --      409,264
   Allocated charges from Viacom              --            --            --             --         110,602       --      110,602
   Unrealized holding gains on
    available-for-sale securities, net
    of tax                                    --            --            --             --         (15,148)      --      (15,148)
                                            ----          ----        ------           ----      ----------   ------   ----------

Balance at December 31, 1995                  --            --            --             --         857,107       --      857,107

   Net earnings                                                                                      10,660       --       10,660
   Net distributions from Viacom              --            --            --             --           4,163       --        4,163
   Allocated interest from Viacom             --            --            --             --          28,140       --       28,140
   Allocated overhead from Viacom             --            --            --             --           5,750       --        5,750
   Income tax allocation from Viacom          --            --            --             --          10,873       --       10,873
   Salaries and benefits payments
    allocated by Viacom                       --            --            --             --           7,569       --        7,569
   Other                                      --            --            --             --             (11)      --          (11)
   Transfer of cash and net
    liabilities in connection with
    the First Distribution (note 1)           --            --            --             --      (1,678,760)      --   (1,678,760)
   Costs incurred by TCIC to obtain
    Credit Agreement allocated to
    VII Cable (note 1)                        --            --            --             --              --   12,673       12,673
                                            ----          ----        ------           ----      ----------   ------   ----------

Balance at July 31, 1996                    $ --            --            --             --        (754,509)  12,673     (741,836)
                                            ====          ====       =======           ====      ==========   ======   ==========

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                              (see notes 1 and 2)

                    Statement of Common Stockholder's Equity


                                               Common stock        Additional                   Viacom                 Total
                                            --------------------    paid-in     Accumulated     equity      Due to     equity
                                            Class A      Class B    capital       deficit      investment    TCIC     (deficit)
                                            -------      -------   ----------   -----------    ----------   ------    ---------

                                                                        amounts in thousands
-------------------------------------------------------------------------------------------------------------------------------
Pacific (note 2)
----------------

   Initial capitalization                   $       --       --      350,000            --           --      35,293     385,293
   Net earnings (loss)                              --       --           --        (2,452)          --          --      (2,452)
   Accreted dividends on Exchangeable
    Preferred Stock                                 --       --      (13,079)           --           --          --     (13,079)

   Allocation of programming charges
    from TCIC                                       --       --           --            --           --      44,532      44,532

   Transfer of investment
    to TCIC (note 11)                               --       --           --            --           --     (47,300)    (47,300)

   Allocation of expenses in
    connection with the Services
    Agreement (note 11)                             --       --           --            --           --       7,982       7,982


   Intercompany income tax allocation               --       --           --            --           --        4,174       4,174
   Net cash transfers from TCIC                     --       --           --            --           --      160,045     160,045
                                          ------------  -------  -----------     ---------   ----------     --------    --------

Balance at December 31, 1996              $         --       --      336,921        (2,452)          --      204,726     539,195
                                          ============  =======  ===========     =========   ==========     ========    ========

See Accompanying Notes to Financial Statements.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                              (see notes 1 and 2)

                            Statements of Cash Flows

                                             Pacific                  VII Cable
                                            (note 2)                  (note 2)
                                          -------------  -----------------------------------

                                           Five months   Seven months       Years ended
                                              ended          ended          December 31,
                                          December 31,     July 31,     --------------------
                                              1996           1996         1995       1994
                                          -------------  -------------  ---------  ---------
                                                             amounts in thousands
                                                             (see notes 2 and 4)
Cash flows from operating activities:
   Net earnings (loss)                       $  (2,452)        10,660     33,714      9,146
   Adjustments to reconcile net
    earnings (loss) to net cash
    provided by operating
    activities:
     Depreciation and
      amortization                              44,643         51,580     81,974     76,396
     Gain on sale of marketable
      securities held as
       available-for-sale                           --             --    (26,902)        --
     Deferred income tax
      expense (benefit)                        (29,705)         2,559      2,783      8,793
     Other noncash credits                          --            (35)       (89)    (2,242)
     Changes in operating
      assets and liabilities:
          Change in receivables                 (9,351)         1,215     (1,678)    (4,315)
          Change in accruals
           and payables                          6,805          6,288       (242)    (1,085)
          Change in prepaids                    (3,877)           141       (277)      (950)
                                             ---------     ----------   --------   --------
            Net cash provided
            by operating
            activities                           6,063         72,408     89,283     85,743
                                             ---------     ----------   --------   --------

Cash flows from investing activities:
Capital expended for property
           and equipment                       (28,331)       (68,581)  (117,966)   (99,198)

   Cash paid for acquisitions                   (3,486)            --         --         --

   Cash proceeds from disposition of
    assets                                          --             81     27,001      1,430
   Other investing activities                   (2,057)        (4,364)   (13,636)   (20,931)
                                             ---------     ----------   --------   --------
          Net cash used in
          investing activities                 (33,874)       (72,864)  (104,601)  (118,699)
                                             ---------     ----------   --------   --------

Cash flows from financing activities:
   Change in cash overdraft                      9,736             --         --         --
   Borrowings of debt                            1,884      1,700,000         --         --
   Repayments of debt                         (200,000)       (57,000)        --         --
   Payment of preferred stock dividends         (9,074)            --         --         --
   Net cash transfers from TCIC                216,733             --         --         --
   Transfer of cash to New VII
           as part of First                         --     (1,701,112)        --         --
           Distribution (note 1)
   Change in cash transfers from
     Viacom, Inc.                                   --          4,163    (96,001)   (41,106)
   Allocated charges from Viacom                    --         52,321    110,602     75,221
                                             ---------     ----------   --------   --------
          Net cash provided
           (used) by financing
           activities                           19,279         (1,628)    14,601     34,115
                                             ---------     ----------   --------   --------
           Net increase (decrease)
            in cash                             (8,532)        (2,084)      (717)     1,159
           Cash at beginning
            of period                           42,196          2,294      3,011      1,852
                                             ---------     ----------   --------   --------
           Cash at end of period             $  33,664            210      2,294      3,011
                                             =========     ==========   ========   ========
See accompanying notes to financial statements.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                              (see notes 1 and 2)

                       December 31, 1996, 1995 and 1994


(1)  Acquisition and Related Transactions
     ------------------------------------

     On July 24, 1995, Viacom Inc. ("Viacom"), Viacom International Inc. (after giving effect to the First Distribution, as defined below, "VII Cable"), a wholly owned subsidiary of Viacom, and Viacom International Services Inc. ("New VII"), a wholly owned subsidiary of VII Cable, entered into certain agreements (the "Transaction Agreements") with Tele-Communications, Inc. ("TCI") and TCI Communications, Inc. ("TCIC"), a subsidiary of TCI, providing for, among other things, the conveyance of Viacom International Inc.'s non-cable assets and liabilities to New VII, the distribution of all of the common stock of New VII to Viacom (the "First Distribution"), the Exchange Offer (as defined below) and the issuance to TCIC of all of the Class B Common Stock of VII Cable. On June 24, 1996, Viacom commenced an exchange offer (the "Exchange Offer") pursuant to which Viacom shareholders had the option to exchange shares of Viacom Class A or Class B Common Stock ("Viacom Common Stock") for a total of 6,257,961 shares of VII Cable Class A Common Stock. The Exchange Offer expired on July 22, 1996 with a final exchange ratio of 0.4075 shares of VII Cable Class A Common Stock for each share of Viacom Common Stock accepted for exchange.

     Prior to the consummation of the Exchange Offer on July 31, 1996, Viacom International Inc. entered into a $1.7 billion credit agreement (the "Credit Agreement"). Proceeds from the Credit Agreement were transferred by Viacom International Inc. to New VII as part of the First Distribution. Immediately following the consummation of the Exchange Offer, on July 31, 1996, TCIC, through a capital contribution of $350 million in cash, purchased all of the shares of Class B Common Stock of VII Cable (the "Acquisition"). At that time, VII Cable was renamed TCI Pacific Communications, Inc. (together with its consolidated subsidiaries, "Pacific") and the shares of Class A Common Stock of VII Cable were converted into shares of 5% Class A Senior Cumulative Exchangeable Preferred Stock (the "Exchangeable Preferred Stock"). Proceeds from the $350 million capital contribution were used to repay a portion of the Credit Agreement.

     On October 13, 1995, TCIC (as buyer) and Prime Cable of Fort Bend, L.P. and Prime Cable Income Partners, L.P. (as sellers) executed asset and stock purchase and sale agreements (the "Houston Purchase Agreements") providing for the sale of certain cable television systems serving the greater Houston Metropolitan Area for a total base purchase price of $301 million, subject to adjustments. On December 18, 1995, TCIC assigned all of its rights, remedies, title and interest in, to and under the Houston Purchase Agreements to a subsidiary of InterMedia Capital Partners IV, L.P. ("IMP"). On May 8, 1996, IMP consummated the transactions contemplated by the Houston Purchase Agreements. In connection with the Acquisition, IMP exchanged its Houston cable systems plus cash amounting to $36,633,000 for VII Cable's Nashville cable system (the "Exchange"), which amount has been Escrowed for future cable system acquisitions.

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                              (see notes 1 and 2)

                         Notes to Financial Statements


     VII Cable's equity investment in Prime Sports Northwest Network, included in other assets at December 31, 1995, was transferred to New VII on July 31, 1996, as part of the First Distribution.

     Pacific, through its subsidiaries and affiliates, is principally engaged in the construction, acquisition, ownership, and operation of cable television systems. Pacific operates its cable television systems in the following five geographic markets: the San Francisco and Northern California area; Salem, Oregon; the Seattle, Washington and Greater Puget Sound area; Houston, Texas and Dayton, Ohio.


(2)  Basis of Presentation
     ---------------------

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

     The accompanying financial statements include the accounts of the Company and all investments of more than 50% in subsidiaries in which the Company has significant control. All significant intercompany transactions have been eliminated for all periods presented. As a result of the Acquisition, which was accounted for as a purchase, the consolidated financial information for the periods after the Acquisition is presented on a different cost basis than that for the periods before the Acquisition and, therefore, is not comparable.

     The following table represents the summary balance sheet of VII Cable at July 31, 1996 prior to the consummation of the Exchange Offer and the Acquisition and the opening summary balance sheet of Pacific subsequent to the consummation of the Exchange Offer, the Acquisition, and the Exchange (amounts in thousands):

                                              VII
                                             Cable       Pacific
                                          ------------  ---------
   Assets
   ------
           Cash, receivables and
            prepaids                       $   16,465      54,099

           Property and equipment, net        447,435     362,726

           Franchise costs and other
            assets                            586,798   3,076,729
                                           ----------   ---------
                                           $1,050,698   3,493,554
                                           ==========   =========
   Liabilities and Equity
   ----------------------
           Payables and accruals           $   30,899      29,420

           Debt                             1,700,000   1,350,000

           Deferred income taxes               59,411   1,103,045

           Other liabilities                    2,224          --
                                           ----------   ---------

               Total liabilities            1,792,534   2,482,465
                                           ----------   ---------

           Exchangeable Preferred Stock            --     625,796

           Due to TCIC                         12,673      35,293

           Equity (deficit)                  (754,509)    350,000
                                           ----------   ---------

                                           $1,050,698   3,493,554
                                           ==========   =========

                                                               (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                              (see notes 1 and 2)

                         Notes to Financial Statements


     The following reflects the recapitalization of equity resulting from the Exchange Offer, the Acquisition and the Exchange (amounts in thousands):

            Viacom negative equity
             investment in VII Cable
             exchanged with Viacom
             shareholders for shares of
             VII Cable Class A Common
             Stock                                      $ (741,836)



            Capital contribution by
             TCIC for shares of VII
             Cable Class B Common Stock                    350,000


            Conversion of shares of VII
             Cable Class A Common Stock
             into shares of
             Exchangeable Preferred
             Stock                                        (625,796)



            Amounts due to TCIC assumed
             in the Exchange                                22,620

            Elimination of historical
             equity of VII Cable,
             excluding amounts due to
             TCIC                                        1,380,305
                                                        ----------

            Initial common
             stockholder's equity of
             Pacific subsequent to the
             Exchange Offer and the
             Acquisition                                $  385,293
                                                        ==========

(3)  Summary of Significant Accounting Policies
     ------------------------------------------

     Receivables
     -----------

     Receivables are reflected net of an allowance for doubtful accounts. Such allowance at December 31, 1996 and 1995 was not material.

     Long-Lived Assets
     -----------------

     (a)  Property and Equipment
          ----------------------

          Property and equipment is stated at cost, including acquisition costs allocated to tangible assets acquired based upon estimated fair market value. Construction costs, including interest during construction and applicable overhead, are capitalized. Interest capitalized was not material during any of the periods presented.

          Depreciation expense during the five months ended December 31, 1996 is computed on a straight-line basis over estimated useful lives of 3 to 15 years for distribution systems and 3 to 40 years for support equipment and buildings. Depreciation expense during periods prior to August 1, 1996 is computed on a straight-line basis over estimated useful lives of 9 to 15 years for distribution systems and 4 to 30 years for support equipment and buildings.



                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                              (see notes 1 and 2)

                         Notes to Financial Statements


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

     (b)  Franchise Costs
          ---------------

          Franchise costs consist of the difference between TCIC's allocated historical cost of acquiring VII Cable and amounts allocated to the tangible assets. At December 31, 1995, franchise costs of VII Cable substantially consisted of the difference between the cost of acquired businesses and amounts allocated to their tangible assets.

          Franchise costs are generally amortized on a straight-line basis over 40 years. Costs incurred by VII Cable prior to the Acquisition in obtaining franchises are being amortized on a straight-line basis over the life of the franchise, generally 10 to 25 years.

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

     Subsequent to the Acquisition and pursuant to Statement No. 121, Pacific periodically reviews the carrying amount of its long-lived assets, franchise costs and certain other assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. Pacific considers historical and expected future net operating losses to be its primary indicators of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets ("Assets"). Pacific deems Assets to be impaired if Pacific is unable to recover the carrying value of such Assets over their expected remaining useful life through a forecast of undiscounted future operating cash flows directly related to the Assets. If Assets are deemed to be impaired, the loss is measured as the amount by which the carrying amount of the Assets exceeds their fair value. Pacific generally measures fair value by considering sales prices for similar assets or by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.



                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                              (see notes 1 and 2)

                         Notes to Financial Statements


     Estimates
     ---------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications
     -----------------

     Certain amounts have been reclassified for comparability with the 1996 presentation.

(4)  Supplemental Disclosure to Statements of Cash Flows Relating to the
     -------------------------------------------------------------------
     Exchange Offer, Acquisition, and the Exchange
     ---------------------------------------------


                                                  amounts in thousands

              Cash of VII Cable at July
               31, 1996                                $   210

               Cash received in Exchange                36,633

               Net cash received in the
                Acquisition and
                Exchange for working
                capital adjustments                      5,353
                                                       -------

              Cash of Pacific upon
               consummation of Exchange
               Offer, Acquisition, and
               the Exchange                            $42,196
                                                       =======




(5)  Supplemental Disclosure to Statements of Cash Flows
     ---------------------------------------------------

       Cash paid for interest was $40,163,000 for the five months ended December 31, 1996. Cash paid for income taxes was not material for the five months ended December 31, 1996. See statement of common stockholder's equity for periods prior to the Acquisition as amounts due for interest and taxes were settled through the Viacom intercompany account.

       Prior to the Acquisition, interest and income taxes were settled through the intercompany account. See notes 10 and 11 for discussion of these charges.

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                              (see notes 1 and 2)

                         Notes to Financial Statements


     Significant noncash investing and financing activities are as follows:

                                              Pacific                   VII Cable
                                          ----------------  ----------------------------------
                                            Five months     Seven months        Years ended
                                               ended           ended            December 31,
                                            December 31,      July 31,     ---------------------
                                                1996            1996         1995         1994
                                          ----------------  ------------  -----------  ----------
                                                          amounts in thousands

                    Exchange of
                     investment for
                     intercompany
                     note receivable
                     (note 11)                  $47,300             --             --          --
                                                =======        =======        =======     =======
                    Transfer of
                     liabilities, net
                     of assets under
                     First Distribution
                     (note 1)                   $    --         22,352             --          --
                                                =======        =======        =======     =======

                    Costs incurred by
                     TCIC to obtain
                     Credit Agreement
                     allocated to VII
                     Cable                      $    --         12,673             --          --
                                                =======        =======        =======     =======


(6)  Accrued Expenses
     ----------------

     Accrued expenses are comprised of
      the following:

                                                                               December 31,
                                                                          --------------------
                                                                             1996       1995
                                                                          ----------  --------
                                                                          amounts in thousands

Accrued franchise fees                                                     $   8,663     6,707
Accrued property tax expenses                                                  2,549     1,532
Accrued programming expenses                                                   2,331     8,729
Other                                                                         16,465    20,718
                                                                           ---------  --------
                                                                           $  30,008    37,686
                                                                           =========  ========

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                              (see notes 1 and 2)

                         Notes to Financial Statements

(7)  Debt
     ----

       In connection with the Transaction Agreements described in note 1, Viacom International Inc. borrowed $1.7 billion pursuant to the Credit Agreement. The Credit Agreement consisted of $350 million and $300 million term loans which are due December 31, 2004 and September 30, 2004, respectively, and a $1.05 billion revolving commitment loan (the "Revolving Loan") that provides for semi-annual escalating commitment reductions from June 30, 1998 through September 30, 2004. The $300 million term loan and $50 million of the Revolving Loan were repaid on July 31, 1996 with the proceeds from the TCIC capital contribution described in note 1. The remaining term loan and the Revolving Loan provide for quarterly interest payments at variable rates (7.7% and 7.3% respectively, at December 31,
     1996) based upon the Company's debt to cash flow ratio (as defined in the Credit Agreement). The Credit Agreement contains restrictive covenants which require, among other things, the maintenance of specified cash flow and financial ratios and include certain limitations of indebtedness, investments, guarantees, dispositions, stock repurchases and dividend payments. In addition, the Revolving Loan requires a commitment fee ranging from 3/8% to 1/2% per annum to be paid quarterly on the average
     unborrowed portion of the total amount available for borrowing.   At
     December 31, 1996, the unborrowed portion of the Revolving Loan was $250,000,000.

       Based on current rates available for debt of the same maturity, the Company believes that the fair value of Pacific's debt is approximately equal to its carrying value at December 31, 1996.

       In accordance with the terms of the Credit Agreement, Pacific has entered into an interest rate exchange agreement (the "Exchange Agreement") with TCIC pursuant to which Pacific will pay a fixed interest rate of 7.5% on a notional amount of $600 million. The terms of the Exchange Agreement become effective only if the one month LIBOR rate exceeds 6.5% for five consecutive days within the two-year observation period, as defined by the Exchange Agreement (the "Trigger"). In the event the Trigger occurs, the terms of the agreement become effective until August 1, 2001. As of December 31, 1996, the terms of the Exchange Agreement have not become effective.

       During 1994, Viacom International Inc. and certain of its subsidiaries entered into a $311 million credit agreement (the "Viacom Credit Agreement"), of which $57 million was entered into by Viacom Cablevision of Dayton Inc. ("Dayton"). Such borrowings by Dayton were included in the combined financial statements for VII Cable. The Viacom Credit Agreement stipulated that, should Dayton cease to be a wholly owned subsidiary of Viacom or VII Cable, the $57 million of borrowings would become due and payable on the date on which Dayton ceased to be such a wholly owned subsidiary. As a result of the transactions described in note 1, VII Cable repaid Dayton's obligation under the Viacom Credit Agreement on July 31, 1996, prior to the First Distribution.

       Additionally, in connection with the Credit Agreement, TCIC incurred commitment fees of approximately $13 million which have been deferred and will be amortized over the terms of the Agreement.
                                                                  (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                              (see notes 1 and 2)

                         Notes to Financial Statements

     Annual maturities of debt for each of the next five years are as follows (amounts in thousands):

      1997    $    409
      1998         409
      1999         409
      2000      25,409
      2001     150,247

(8)  Exchangeable Preferred Stock
     ----------------------------

       The Company is authorized to issue and has issued 6,257,961 shares of 5% Class A Senior Cumulative Exchangeable Preferred Stock with a stated value of $100 per share in connection with the Acquisition (see note 1).

       The Exchangeable Preferred Stock is exchangeable, at the option of the holder commencing after the fifth anniversary of the date of issuance, for shares of Tele-Communications, Inc. Series A TCI Group common stock ("Series A TCI Group Stock") at an exchange rate of 5.447 shares of Series A TCI Group Stock for each share of Exchangeable Preferred Stock exchanged. The Exchangeable Preferred Stock is subject to redemption, at the option of Pacific, on or after the fifteenth day following the fifth anniversary of the date of issuance, initially at a redemption price of $102.50 per share and thereafter at prices declining ratably annually to $100 per share on and after the eighth anniversary of the date of issuance, plus accrued and unpaid dividends to the date of redemption. The Exchangeable Preferred Stock is also subject to mandatory redemption on the tenth anniversary of the date of issuance for $100 per share plus accrued and unpaid dividends. Amounts payable by the Company in satisfaction of its dividend, optional redemption and mandatory redemption obligations with respect to the Exchangeable Preferred Stock may be made in cash or, at the election of the Company, in shares of Series A TCI Group Stock, or in any combination of the foregoing. If payments are made in shares of Series A TCI Group Stock, Pacific will discount the market value of such stock by 5% in determining the number of shares required to be issued to satisfy such payments.



                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                              (see notes 1 and 2)

                         Notes to Financial Statements

       Exchangeable Preferred Stock does not entitle its holders to voting rights with respect to general corporate matters, except as provided by law and except (i) if dividends on the Exchangeable Preferred Stock are in arrears and unpaid for at least six quarterly dividend periods, in which case the number of directors constituting the Pacific Board of Directors will, without further action, be increased by two to permit the holders of the shares of Exchangeable Preferred Stock, voting separately as a class (with the holders of all other shares of parity stock upon which like voting rights have been conferred and are exercisable) to elect by a plurality vote two directors, until such time as all dividends in arrears on the Exchangeable Preferred Stock are paid in full or (ii) if Pacific seeks to (a) amend, alter or repeal (by merger or otherwise) any provision of the Amended and Restated Certificate of Incorporation so as to affect adversely the specified rights, preferences, privileges or voting rights of holders of shares of the Exchangeable Preferred Stock, (b) issue additional shares of Exchangeable Preferred Stock, (c) create or issue any class or series of senior stock or (d) effect any reclassification of the Exchangeable Preferred Stock (other than a reclassification that solely seeks to change the designation of the Exchangeable Preferred Stock and does not adversely affect the powers, preferences or rights of the holders of shares of Exchangeable Preferred Stock outstanding immediately prior to such reclassification), in each of which event specified in this clause
     (ii) the affirmative vote or consent of at least 66 2/3% of shares of Exchangeable Preferred Stock then outstanding, voting or consenting, as the case may be, separately as one class, would be required.

(9)  Pension Plans and Other Employee Benefits
     -----------------------------------------

       TCI has several employee stock purchase plans (the "Plans") to provide employees an opportunity for ownership in TCI and to create a retirement fund. Terms of the Plans generally provide for employees to contribute up to 10% of their compensation to a trust for investment in TCI common stock. TCI, by annual resolution of the Board of Directors, generally contributes up to 100% of the amount contributed by employees. Amounts contributed by TCI on behalf of Pacific employees are allocated to Pacific pursuant to the Services Agreement described in note 11.

       Prior to the Acquisition, VII Cable employees were covered by Viacom's pension plan. Retirement benefits were based principally on years of service and salary. Viacom allocated charges for pension expense of $1,774,000, $1,134,000 and $1,574,000 for the seven months ended July 31,
     1996 and the years ended December 31, 1995 and 1994, respectively. The obligation for pension benefits earned prior to the consummation of the Exchange Offer was retained by Viacom.



                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                              (see notes 1 and 2)

                         Notes to Financial Statements

(10) Income Taxes
     ------------

       Prior to the Acquisition, VII Cable was included in the consolidated Federal income tax returns of Viacom. Tax expense for the seven months ended July 31, 1996 and the years ended December 31, 1995 and 1994 reflected in the accompanying statements of operations and tax liabilities reflected in the accompanying December 31, 1995 balance sheet have been prepared on a separate return basis as though VII Cable had filed stand-alone income tax returns. The current income tax liabilities for such periods have been satisfied by Viacom. These amounts have been reflected in Viacom equity investment in the accompanying December 31, 1995 combined balance sheet. In connection with the transactions described in note 1, Viacom agreed to indemnify VII Cable against income tax assessments, if any, arising from Federal, state or local tax audits for periods in which VII Cable was a member of Viacom's consolidated tax group.

       Subsequent to the Acquisition, Pacific is included in the consolidated Federal income tax return of TCI. Income tax expense or benefit for Pacific is based on those items in the consolidated calculation applicable to Pacific. Intercompany tax allocation represents an apportionment of tax expense or benefit (other than deferred taxes) among the subsidiaries of TCI in relation to their respective amounts of taxable earnings or losses. The payable or receivable arising from the intercompany tax allocation is recorded as an increase or decrease in amounts due to TCIC.

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



                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                              (see notes 1 and 2)

                         Notes to Financial Statements

     Income tax benefit (expense) consists of:

                                           Current    Deferred    Total
                                           -------    --------    -----
                                               amounts in thousands
    Pacific
    -------

    Five months ended December 31, 1996:
    Intercompany tax allocation            $(25,531)    25,822       291
    State and local                              --      3,883     3,883
                                           --------     ------   -------

                                           $(25,531)    29,705     4,174
                                           ========     ======   =======

    --------------------------------------------------------------------

    VII Cable
    ---------

    Seven months ended July 31, 1996:
    Intercompany tax allocation            $ (9,283)    (2,342)  (11,625)
    State and local                          (1,590)      (217)   (1,807)
                                           --------     ------   -------

                                           $(10,873)    (2,559)  (13,432)
                                           ========     ======   =======

    Year ended December 31, 1995:
    Intercompany tax allocation            $(25,894)    (2,516)  (28,410)
    State and local                          (4,171)      (238)   (4,409)
                                           --------     ------   -------

                                           $(30,065)    (2,754)  (32,819)
                                           ========     ======   =======

    Year ended December 31, 1994:
    Intercompany tax allocation            $ (6,018)    (8,835)  (14,853)
    State and local                          (2,868)      (260)   (3,128)
                                           --------     ------   -------

                                           $ (8,886)    (9,095)  (17,981)
                                           ========     ======   =======

       Income tax benefit (expense) differs from the amounts computed by applying the Federal income tax rate of 35% as a result of the following:

                                                                          Pacific                    VII Cable
                                                                     ------------------  ----------------------------------
                                                                                                            Years ended
                                                                        Five months       Seven months      December 31,
                                                                           ended             ended       ------------------
                                                                     December 31, 1996   July 31, 1996     1995      1994
                                                                     ------------------  --------------  --------  --------
                                                                                    amounts in thousands

   Computed "expected" tax benefit (expense)                            $    2,319          (8,432)      (23,287)   (9,494)
   Amortization not deductible for tax purposes                             (1,053)         (3,590)       (6,328)   (6,145)
   State and local income taxes, net of Federal income tax benefit           2,945          (1,253)       (2,931)   (2,136)
   Other, net                                                                  (37)           (157)         (273)     (206)
                                                                            ------         -------       -------   -------
                                                                        $    4,174         (13,432)      (32,819)  (17,981)
                                                                            ======         =======       =======   =======

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                              (see notes 1 and 2)

                         Notes to Financial Statements

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

                                                        Pacific      VII Cable
                                                     -------------  ------------
                                                     December 31,   December 31,
                                                         1996           1995
                                                     -------------  ------------
                                                        amounts in thousands
Deferred tax assets:
 Investments in affiliates, due principally to
  differences in basis                                  $    1,004            --
  Other                                                        800           835
                                                        ----------    ----------
    Net deferred tax
    assets                                                   1,804           835
                                                        ----------    ----------

 Deferred tax liabilities:
  Property and equipment, principally due to
   differences in basis and depreciation                    26,457        60,558

  Franchise costs, principally due to
   differences in basis and amortization                 1,048,687            --
  Property taxes                                                --        13,230
                                                        ----------    ----------
     Total gross deferred tax liabilities                1,075,144        73,788
                                                        ----------    ----------
     Net deferred tax liability                         $1,073,340        72,953
                                                        ==========    ==========

       The tax attributes disclosed above are those determined pursuant to the Tax Sharing Agreement.

(11) Related Party Transactions
     --------------------------

       Pacific purchases, at TCIC's cost, certain pay television and other programming through a certain indirect subsidiary of TCIC. Charges for such programming were $44,532,000 during the five months ended December 31, 1996 and are included in operating expenses in the accompanying financial statements.

       Effective August 1, 1996, TCIC provides certain facilities, services and personnel to Pacific. The scope of the facilities, personnel and services to Pacific and the respective charges payable in respect thereof are set forth in a services agreement entered into among TCI, TCIC and Pacific (the "Services Agreement"). Pursuant to the Services Agreement, TCIC provides to Pacific administrative and operational services necessary for the conduct of its business, including, but not limited to, such services as are generally performed by TCIC's accounting, finance, corporate, legal and tax departments. In addition, TCIC makes available to Pacific such general overall management services and strategic planning services as TCIC and Pacific have agreed, and provides Pacific with such access to and assistance from TCIC engineering and construction groups and TCIC's programming and technology/venture personnel at Pacific's request.

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                              (see notes 1 and 2)

                         Notes to Financial Statements

       The Services Agreement also provides that, for so long as TCIC continues to beneficially own shares of Pacific's common stock representing at least a majority in voting power of the outstanding shares of capital stock of Pacific entitled to vote generally in the election of directors, TCIC will continue to provide in the same manner, and on the same basis as is generally provided from time to time to other participating TCIC subsidiaries, benefits and administrative services to Pacific's employees. In this regard, Pacific is allocated that portion of TCIC's compensation expense attributable to benefits extended to employees of Pacific.

       Pursuant to the Services Agreement, Pacific reimburses TCIC for all direct expenses incurred by TCIC in providing such services and a pro rata share of all indirect expenses incurred by TCIC in connection with the rendering of such services, including a pro rata share of the salary and other compensation of TCIC employees performing services for Pacific and general overhead expenses. Charges for expenses incurred in connection with the Services Agreement were $7,982,000 during the five months ended December 31, 1996, and are included in selling, general and administrative expenses in the accompanying financial statements. The obligations of TCIC to provide services under the Services Agreement (other than TCIC's obligation to allow Pacific's employees to participate in TCIC's employee benefit plans) will continue in effect until terminated by any party to the Services Agreement at any time on not less than 60 days' notice.

       Prior to the Acquisition, Viacom provided VII Cable with certain general services, including insurance, legal, financial and other corporate functions. Charges for these services were made primarily based on the average of certain specified ratios of revenues, operating income and net assets. Management believes that the methodologies used to allocate these charges were reasonable. The charges for such services were $5,750,000, $13,492,000 and $16,849,000 for the seven months ended July 31, 1996 and the years ended December 31, 1995 and 1994, respectively, and are included in selling, general and administrative expenses in the accompanying financial statements.

       Prior to the Acquisition, VII Cable, through the normal course of business, was involved in transactions with companies owned by or affiliated with Viacom. VII Cable had agreements to distribute television programs of such companies, including Showtime Networks Inc., MTV Networks, Comedy Central and USA Networks. The agreements required VII Cable to pay license fees based upon the number of customers receiving the service. Affiliate license fees incurred and paid under these agreements were $19,858,000, $30,694,000 and $28,582,000 for the seven months ended July
     31, 1996 and the years ended December 31, 1995 and 1994, respectively. In addition, cooperative advertising expenses charged to affiliated companies were $364,000, $1,350,000 and $1,181,000 for the seven months ended July 31, 1996 and the years ended December 31, 1995 and 1994, respectively.


                                                                     (continued)
                                     II-28

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                              (see notes 1 and 2)

                         Notes to Financial Statements

       In addition to the interest expense recorded by VII Cable on borrowings under the Viacom Credit Agreement and the Credit Agreement described in note 7, Viacom allocated to VII Cable interest expense of $26,019,000, $46,363,000 and $35,681,000 during the seven months ended July 31, 1996 and the years ended December 31, 1995 and 1994, respectively. Such allocated interest expense is related to Viacom corporate debt and was allocated to VII Cable on the basis of a percentage of VII Cable's average net assets to Viacom's average net assets.

       Pacific recorded $3,079,000 of interest expense for the five months ended December 31, 1996 related to debt payable to TCIC.

       In 1996, Pacific transferred (the "Transfer") its investment in
     TCG San Francisco and TCG Seattle to TCI Development Corporation, a subsidiary of TCI, in exchange for a $47,300,000 note receivable. Such note bears interest at 10.5% per annum. No gain or loss was recognized in connection with the Transfer.

(12) Commitments
     -----------

       The Company leases business offices, has entered into pole rental agreements and uses certain equipment under lease arrangements. Rental expense under such arrangements amounted to $2,771,000, $4,454,000, $7,704,000 and $7,670,000 during the five months ended December 31, 1996, the seven months ended July 31, 1996 and the years ended December 31, 1995 and 1994, respectively.

       Future minimum lease payments under noncancellable operating leases for each of the next five years are summarized as follows (amounts in thousands):


         Years ending
         December 31,
         ------------

            1997                $1,675
            1998                 1,085
            1999                   805
            2000                   620
            2001                   427

       It is expected that, in the normal course of business, expiring leases will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amount shown for 1997.

       During July 1991, VII Cable received reassessments from ten California counties of its real and personal property, related to a June 1987 acquisition, which could result in substantially higher California property tax liabilities. VII Cable is appealing the reassessments. At July 31, 1996, VII Cable had paid $44,083,000 related to real and personal property taxes which were, along with any potential future liability related to periods prior to July 31, 1996, transferred to New VII on July 31, 1996 as part of the First Distribution.

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                              (see notes 1 and 2)

                         Notes to Financial Statements

       In the ordinary course of business, VII Cable entered into long-term affiliation agreements with programming services which required that VII Cable carry and pay for programming and meet certain performance requirements.

(13) Quarterly Financial Information (Unaudited)
     -------------------------------------------

                                              VII Cable                  Pacific
                                      -------------------------  ----------------------
                                                        1 month    2 months
                                        1st      2nd     ended       ended        4th
                                      Quarter  Quarter  July 31  September 30   Quarter
                                      -------  -------  -------  ------------   -------
                                                    amounts in thousands
               1996
               ----

               Revenue                118,321  121,348   40,961        82,008   133,542

               Operating income        20,547   24,251    7,468        15,683    22,119

               Net earnings (loss)      3,390    5,414    1,856          (901)   (1,551)



                                                                VII Cable
                                               ----------------------------------------
                                                 1st       2nd         3rd       4th
                                               Quarter   Quarter     Quarter    Quarter
                                               -------   -------     -------    -------
                                                         amounts in thousands
               1995
               ----

               Revenue                         107,381  111,211       119,617   109,997

               Operating income                 19,750   21,969        24,124    21,019

               Net earnings (loss)              19,634    3,977         4,243     5,860

                                   PART III.

Item 10.  Directors and Executive Officers of the Registrant.
--------  --------------------------------------------------

     The following lists the directors and executive officers of TCI Pacific Communications, Inc. ("Pacific" or the "Company"), their birth dates, a description of their business experience and positions held with the Company as of March 12, 1997. All officers are appointed for an indefinite term, serving at the pleasure of the Board of Directors.


            Name                                Positions
---------------------------  ---------------------------------------------------

Leo J. Hindery, Jr.          President and director of Pacific since March
Born October 31, 1947        1997.  In March of 1997, Mr. Hindery joined
                             Tele-Communications, Inc. ("TCI") as its
                             President.  Mr. Hindery was previously founder,
                             Managing General Partner and Chief Executive
                             Officer of InterMedia Partners and its affiliated
                             entities since 1988.  Mr. Hindery was also named
                             President and a director of TCI Communications,
                             Inc. ("TCIC") in March of  1997.


John C. Malone               Director of Pacific since July, 1996.  Director of
Born March 7, 1941           TCIC since 1973; Chief Executive Officer of TCIC
                             from March of 1992 to October of 1994 and
                             President of TCIC from 1973 to October of 1994;
                             TCI director since June of 1994; Chairman of the
                             Board of TCI from November of 1996; Chief
                             Executive Officer of TCI since January of 1994;
                             President of TCI from January 1994 through March
                             of 1997; is President and a director of many of
                             TCI's subsidiaries; also a director of BET
                             Holdings, Inc., The Bank of New York and TCI
                             Satellite Entertainment, Inc.  Chairman of the
                             Board and a director of Tele-Communications
                             International, Inc. ("International") since May
                             1995.


Donne  F. Fisher             Director of Pacific since July, 1996.  Director of
Born May 24, 1938            TCIC since 1980 and of TCI since June of 1994.
                             Executive Vice President of TCIC from December of
                             1991 to October of 1994; was previously Senior
                             Vice President of TCIC since 1982 and Treasurer
                             since 1970; Executive Vice President of TCI from
                             January of 1994 through January 1, 1996.  On
                             January 1, 1996, Mr. Fisher resigned his position
                             of Executive Vice President of TCI;  Mr. Fisher
                             has provided consulting services to TCI since
                             January, 1996; also a director of General
                             Communication, Inc., DMX Inc. and United Video
                             Satellite Group, Inc.


Brendan R. Clouston          Senior Vice President and Chief Financial Officer
Born April 28, 1953          of Pacific from March 1997.  Previously a director
                             and President of Pacific from July, 1996 to March
                             of 1997.  Senior Vice President and Chief
                             Financial Officer of TCIC from March 1997;
                             President and Chief Executive Officer of TCIC from
                             October of 1994 to March of 1997; Executive Vice
                             President and Chief Operating Officer of TCIC from
                             March of 1992 to October of 1994; previously
                             Senior Vice President of TCIC since December of
                             1991; Executive Vice President of TCI since
                             January of 1994; named Chief Financial Officer of
                             TCI in March 1997.


                                                                     (continued)
                                     III-1


            Name                                  Positions
---------------------------  ---------------------------------------------------


Stephen M. Brett             Senior Vice President and Secretary of Pacific
Born September 20, 1940      since July, 1996.  Appointed Senior Vice President
                             and General Counsel of TCIC as of December of
                             1991.  Executive Vice President, General Counsel
                             and Secretary of TCI since January of 1994.  Vice
                             President and Secretary and a director of most of
                             TCI's subsidiaries.


Gary K. Bracken              Senior Vice President of Pacific since July, 1996.
Born July 29, 1939           Controller of TCIC since 1969.  Appointed Senior
                             Vice President of TCIC in December of 1991.  Was
                             named Vice President and Principal Accounting
                             Officer of TCIC in 1982.


Bernard W. Schotters         Senior Vice President and Treasurer of Pacific
Born November 25, 1944       since July, 1996.  Appointed Senior Vice
                             President-Finance and Treasurer of TCIC in
                             December of 1991.  Was appointed Vice
                             President-Finance of TCIC in 1984.  Vice President
                             and Treasurer of most of TCI's subsidiaries.


     Mr. Barry P. Marshall was Executive Vice President of Pacific since July, 1996. Mr. Marshall was Executive Vice President and Chief Operating Officer of TCIC from October of 1994 through March, 1997. In March of 1997, Mr. Marshall resigned his positions with the Company. Mr. Marshall was Executive Vice President and Chief Operating Officer of TCI Cable Management Corporation, TCIC's primary operating subsidiary, from March of 1992 through January 1, 1994, where he directly oversaw all of TCIC's regional operating divisions. From March of 1986 to March of 1992, was Vice President and Chief Operating Officer of TCIC's largest regional operating division.

     During the past five years, none of the above persons have had any involvement in such legal proceedings as would be material to an evaluation of his ability or integrity.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Pacific's officers and directors, and persons who own more than ten percent of a registered class of Pacific's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish Pacific with copies of all Section 16(a) forms they file.

     Based solely on review of the copies of such Forms 3, 4 and 5 and amendments thereto furnished to Pacific with respect to its most recent fiscal year, or written representations that no Forms 5 were required, Pacific believes that, during the year ended December 31, 1996, none of the Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were filed. However, Messrs. Hindery, Malone, Fisher, Clouston, Brett, Bracken and Schotters each filed one report subsequent to December 31, 1996 reflecting no ownership interest in the Company. Mr. Marshall did not file a report with respect to his ownership in the Company prior to his resignation. The Company believes, however, that Mr. Marshall had no ownership interest in the Company.


                                     III-2

Item 11.  Executive Compensation.
-------   ----------------------

     Each of the directors and executive officers of Pacific is serving in such capacity at the request of, and in his capacity as an officer of, TCI or its subsidiaries. Such officers are compensated by TCI for their services to TCI and its subsidiaries, including the Company, and will not receive any additional compensation from the Company or otherwise for their services to the Company. The Company will not reimburse TCI for any compensation paid by TCI to its officers and directors but instead is allocated a comprehensive management fee for all services provided.

     There are no arrangements whereby any of Pacific's directors received compensation for services as a director during 1996.

     The members of TCI's compensation committee are Messrs. Robert A. Naify, John W. Gallivan and Paul A Gould, all directors of TCI. Pacific has no separate compensation committee, and compensation decisions relative to Pacific are determined by TCI's compensation committee.

       Dr. Malone is a director of Pacific and is Chairman of the Board and a member of the compensation committee of International.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------   --------------------------------------------------------------

     (a) Security ownership of certain beneficial owners.  TCI Pacific
         -----------------------------------------------
Communications, Inc. has authorized 6,257,961 shares of Class A common stock ("Class A Stock"), none of which is issued and outstanding. Pacific has authorized 100 shares of Class B common stock ("Class B Stock"), all of which was held by TCI Communications, Inc. at January 31, 1997. Additionally, Pacific has authorized and has issued 6,257,961 shares of 5% Class A Senior Cumulative Exchangeable Preferred Stock (the "Exchangeable Preferred Stock"). So far as is known to the Company, no person owns beneficially more than 5% of the Exchangeable Preferred Stock.

     The Exchangeable Preferred Stock does not entitle its holders to voting rights with respect to general corporate matters, except as provided by law and except (i) if dividends on the Exchangeable Preferred Stock are in arrears and unpaid for at least six quarterly dividend periods, in which case the number of directors constituting the Pacific Board will, without further action, be increased by two to permit the holders of the shares of Exchangeable Preferred Stock, voting separately as a class (with the holders of all other shares of parity stock upon which like voting rights have been conferred and are exercisable) to elect by a plurality vote two directors, until such time as all dividends in arrears on the Exchangeable Preferred Stock are paid in full or
(ii) if Pacific seeks to (a) amend, alter or repeal (by merger or otherwise) any provision of the Amended and Restated Certificate of Incorporation so as to affect adversely the specified rights, preferences, privileges or voting rights of holders of shares of the Exchangeable Preferred Stock, (b) issue additional shares of Exchangeable Preferred Stock, (c) create or issue any class or series of senior stock or (d) effect any reclassification of the Exchangeable Preferred Stock (other than a reclassification that solely seeks to change the designation of the Exchangeable Preferred Stock and does not adversely affect the powers, preferences or rights of the holders of shares of Exchangeable Preferred Stock outstanding immediately prior to such reclassification), in each of which event specified in this clause (ii) the affirmative vote or consent of at least 66 2/3% of shares of Exchangeable Preferred Stock then outstanding, voting or consenting, as the case may be, separately as one class, would be required.

                                                                     (continued)
                                     III-3

     (b) Security ownership of management.  The following table sets forth, as
         --------------------------------
of January 31, 1996, information with respect to the ownership of Pacific's issued equity securities (Class B Stock and Exchangeable Preferred Stock), ownership of TCIC's equity securities (TCIC Class A common stock ("TCIC Class A Stock"), TCIC Class B common stock ("TCIC Class B Stock") and TCIC Cumulative Exchangeable Preferred Stock, Series A ("TCIC Series A Preferred Stock")) and ownership of TCI's equity securities (Tele-Communications, Inc. Series A TCI Group common stock ("TCI Group Series A Stock"), Tele-Communications, Inc. Series B TCI Group common stock ("TCI Group Series B Stock"), Tele-Communications, Inc. Series A Liberty Media Group common stock ("Liberty Group Series A Stock"), Tele-Communications, Inc. Series B Liberty Media Group common stock ("Liberty Group Series B Stock"), Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock ("Class B Preferred Stock"), Convertible Preferred Stock, Series C ("Series C Preferred Stock"), Redeemable Convertible TCI Group Preferred Stock, Series G ("Series G Preferred Stock") and Redeemable Convertible Liberty Media Group Preferred Stock, Series H ("Series H Preferred Stock")), by all directors of Pacific, and by all executive officers and directors of Pacific as a group. Shares issuable upon exercise or vesting of convertible securities or restricted shares are deemed to be outstanding for the purpose of computing the percentage ownership and overall voting power of persons beneficially owning such securities, but have not been deemed to be outstanding for the purpose of computing the percentage ownership or overall voting power of any other person. Voting power in the table is computed with respect to a general election of directors. The number of TCI Group Series A Stock, TCI Group Series B Stock, Liberty Group Series A Stock and Liberty Group Series B Stock in the table include interests of the named directors or of members of the group of directors and executive officers in shares held by the trustee of TCI's Employee Stock Purchase Plan ("ESPP") and shares held by the trustee of United Artists Entertainment, Inc.'s Employee Stock Ownership Plan for their respective accounts. So far as is known to Pacific, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them except as otherwise stated in the notes to the table and except for the shares held by the trustee of TCI's ESPP for the benefit of such person, which shares are voted at the discretion of the trustee.

                                                                     (continued)
                                     III-4


                       Name of            Amount and Nature         Percent     Voting
 Title of Class   Beneficial Owner     of Beneficial Ownership    of Class(1)  Power(1)
 --------------   ----------------     -----------------------    -----------  --------
Class B            John C. Malone                      --               --         --
Exchangeable
  Pref.                                                --               --
TCIC Class A                                           --               --         --
TCIC Class B                                           --               --
TCIC Series A
   Pref.                                               --               --
TCI Group
   Series A                                     2,172,711 (2)           *        16.9%
TCI Group
   Series B                                    25,287,083 (3)(4)      29.9%
Liberty Group
   Series A                                     3,929,209 (2)          1.7%
Liberty  Group
   Series B                                     6,349,270 (3)(4)      30.0%
Class B Pref.                                     306,000 (3)         18.9%
Series C Pref.                                         --               --
Series G Pref.                                         --               --
Series H Pref.                                         --               --


Class B           Donne F. Fisher,                     --               --         --
Exchangeable        individually and
  Pref.             as co-personal                     --               --
TCIC Class A        representative of                  --               --         --
TCIC Class B        the Estate of                      --               --
TCIC Series A       Bob Magness
   Pref.                                               --               --
TCI Group
  Series A                                      4,110,680 (5)(6)        *        20.8%
TCI Group
  Series B                                     31,034,936 (5)         36.7%
Liberty Group
  Series A                                      5,423,725 (5)(6)       2.4%
Liberty Group
  Series B                                      7,758,734 (5)         36.6%
Class B Pref.                                     129,299 (5)          8.0%
Series C Pref.                                         --               --
Series G Pref.                                         --               --
Series H Pref.                                         --               --

                                                                     (continued)
                                     III-5


                        Name of              Amount and Nature         Percent     Voting
 Title of Class     Beneficial Owner      of Beneficial Ownership    of Class(1)  Power(1)
 --------------     ----------------      -----------------------    -----------  --------
Class B           Brendan R. Clouston                    --                --         --
Exchangeable
  Pref.                                                  --                --
TCIC Class A                                             --                --         --
TCIC Class B                                             --                --
TCIC Series A
   Pref.                                                 --                --
TCI Group
  Series A                                        1,986,496 (7)             *          *
TCI Group
  Series B                                              230                 *
Liberty Group
  Series A                                          332,462 (7)             *
Liberty Group
  Series B                                               57                 *
Class B Pref.                                            --                 *
Series C Pref.                                           --                --
Series G Pref.                                           --                --
Series H Pref.                                           --                --


Class B           All directors and                      --                --         --
Exchangeable        executive officers
   Pref.            as a group                           --                --
TCIC Class A        (7 persons)                          --                --         --
TCIC Class B                                             --                --
TCIC Series A
   Pref.                                                 --                --
TCI Group
  Series A                                       10,770,725 (5)(8)        1.8%      37.8%
TCI Group
  Series B                                       56,326,965 (3)(4)(5)    66.5%
Liberty Group
  Series A                                       10,454,690 (3)(5)(8)     4.5%
Liberty Group
  Series B                                       14,109,240 (3)(4)(5)    66.6%
Class B Pref.                                       437,131 (3)(5)       27.0%
Series C Pref.                                           --                --
Series G Pref.                                           --                --
Series H Pref.                                           --                --

-------------------------

*  Less than one percent.

(1) Based on 100 shares of Class B Stock, 6,257,961 shares of Exchangeable Preferred Stock, 811,655 shares of TCIC Class A Stock, 94,447 shares of TCIC Class B Stock, 4,600,000 shares of TCIC Series A Preferred Stock, 597,497,573 shares of TCI Group Series A Stock (after elimination of shares of TCI held by subsidiaries of TCI), 84,647,065 shares of TCI Group Series B Stock, 228,558,926 shares of Liberty Group Series A Stock, 21,187,969 shares of Liberty Group Series B Stock, 1,620,026 shares of Class B Preferred Stock, 70,575 shares of Series C Preferred Stock, 6,693,177 shares of Series G Preferred Stock and 6,693,177 shares of Series H Preferred Stock outstanding on January 31, 1996.

                                                                     (continued)
                                     III-6

(2) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1992 to acquire 1,000,000 shares of TCI Group Series A Stock and 375,000 shares of Liberty Group Series A Stock. Options to acquire 800,000 and 300,000 shares of TCI Group Series A Stock and Liberty Group Series A Stock, respectively, are currently exercisable. Additionally assumes the exercise in full of stock options granted in tandem with stock appreciation rights in December of 1995 to acquire 1,000,000 shares of TCI Group Series A Stock and 375,000 shares of Liberty Group Series A Stock. Options to acquire 200,000 shares of TCI Group Series A Stock and 75,000 shares of Liberty Group Series A Stock are currently exercisable.

(3) Includes 1,173,000 shares of TCI Group Series B Stock, 146,625 shares of Liberty Group Series A Stock, 293,250 shares of Liberty Group Series B Stock and 6,900 shares of Class B Preferred Stock held by Dr. Malone's wife, Mrs. Leslie Malone, but Dr. Malone has disclaimed any beneficial ownership of such shares.

(4) Pursuant to a letter agreement, dated June 17, 1988, the late Mr. Bob Magness and Kearns - Tribune Corporation each agreed with Dr. Malone that prior to making a disposition of a significant portion of their respective holdings of TCI Group Series B Stock or Liberty Group Series B Stock, he or it would first offer Dr. Malone the opportunity to purchase such shares.

(5) Mr. Fisher, as co-personal representative of the Estate of Bob Magness, is deemed the beneficial owner of all shares of TCI Group Series A Stock, TCI Group Series B Stock, Liberty Group Series A Stock Liberty Group Series B Stock and Class B Preferred Stock held of record by the Estate of Bob Magness. The number of shares held by Mr. Fisher includes 1,524,315 shares of TCI Group Series A Stock, 30,785,864 shares of TCI Group Series B Stock, 4,419,304 shares of Liberty Group Series A Stock, 7,696,466 shares of Liberty Group Series B Stock and 125,000 shares of Class B Preferred Stock of which Mr. Fisher is deemed beneficial owner as co-personal representative. Additionally, assumes the exercise in full by the Estate of Bob Magness of stock options granted in tandem with stock appreciation rights to Mr. Bob Magness in November of 1992 to acquire 1,000,000 shares of TCI Group Series A Stock and 375,000 shares of Liberty Group Series A Stock. Additionally assumes the exercise in full by the Estate of Bob Magness of stock options granted in tandem with stock appreciation rights to Mr. Bob Magness in December of 1995 to acquire 1,000,000 shares of Series A Stock and 375,000 shares of Liberty Series A Stock. All such options are currently exercisable.

(6) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights to Mr. Fisher in November of 1994 to acquire 200,000 shares of TCI Group Series A Stock and 75,000 shares Liberty Group Series A Stock. Options to acquire 80,000 shares of TCI Group Series A Stock and 30,000 shares of Liberty Group Series A Stock are currently exercisable. Additionally assumes the exercise in full of options granted to Mr. Fisher in January 1996, pursuant to the Director Stock Option Plan, to acquire 50,000 shares of TCI Group Series A Stock and 18,750 shares of Liberty Group Series A Stock. Options to acquire 10,000 shares of Series A Stock and 3,750 shares of Liberty Series A Stock are currently exercisable.

                                                                     (continued)
                                     III-7

(7) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1992 to acquire 300,000 shares of TCI Group Series A Stock and 112,500 shares of Liberty Group Series A Stock. Options to acquire 200,000 shares of TCI Group Series A Stock and 75,000 shares of Liberty Group Series A Stock are currently exercisable. Additionally assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1993 to acquire 375,000 shares of TCI Group Series A Stock and 140,625 shares of Liberty Group Series A Stock. Options to acquire 250,000 shares of TCI Group Series A Stock and 93,750 shares of Liberty Group Series A Stock are currently exercisable. Also assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1994 to acquire 200,000 shares of TCI Group Series A Stock and 75,000 shares of Liberty Group Series A Stock. Options to acquire 80,000 shares of TCI Group Series A Stock and 30,000 shares of Liberty Group Series A Stock are currently exercisable. Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in December of 1995 to purchase 1,000,000 shares of TCI Group Series A Stock. Options to acquire 200,000 shares of TCI Group Series A Stock are currently exercisable. Additionally assumes the vesting in full of 100,000 shares of TCI Group Series A restricted stock. None of the stock is currently vested.

(8) Certain executive officers and directors of Pacific (6 persons, including Messrs. Malone and Clouston) hold options which were granted in tandem with stock appreciation rights in November of 1992, to acquire an aggregate of 1,750,000 shares of Series A Stock and an aggregate of 656,250 shares of Liberty Series A Stock at adjusted purchase prices of $10.75 per share and $11.16 per share, respectively. Options to acquire 1,360,000 shares of Series A Stock and 510,000 shares of Liberty Series A Stock are currently exercisable.

     Additionally, certain executive officers (5 persons including Mr. Clouston) hold stock options granted in tandem with stock appreciation rights in October and November of 1993 to acquire an aggregate of 825,000 shares of Series A Stock and an aggregate of 309,375 shares of Liberty Series A Stock at adjusted purchase prices of $10.75 per share and $11.16 per share, respectively. Options to acquire 587,500 shares of Series A Stock and 220,313 shares of Liberty Series A Stock are currently exercisable.

     Also, certain executive officers and directors (6 persons including Messrs. Clouston and Fisher) hold stock options which were granted in tandem with stock appreciation rights in November of 1994 to acquire an aggregate of 800,000 shares of Series A Stock and an aggregate of 300,000 shares of Liberty Series A Stock at adjusted purchase prices of $14.19 per share and $14.67 per share, respectively. Options to acquire 320,000 shares of Series A Stock and 120,000 shares of Liberty Series A Stock are currently exercisable.

     Additionally, certain executive officers and directors (6 persons, including Messrs. Malone and Clouston) hold stock options which were granted, in tandem with stock appreciation rights in December of 1995 to acquire an aggregate of 2,700,000 shares of Series A Stock at an adjusted purchase price of $14.62 per share. Options to acquire 540,000 shares of TCI Group Series A Stock are currently exercisable.


                                                                     (continued)
                                     III-8

     Additionally, certain executive officers and directors (2 persons including Dr. Malone) hold stock options which were granted, in tandem with stock appreciation rights in December of 1995 to acquire an aggregate of 487,500 shares of Liberty Series A Stock at an adjusted purchase price of $16.00 per share. Options to acquire 97,500 shares of Liberty Group Series A Stock are currently exercisable.

     Also, certain executive officers (5 persons, including Mr. Clouston) hold an aggregate of 190,000 shares of Series A restricted stock. None of the shares are currently vested. One executive officer holds 15,000 shares of Liberty Group restricted stock. None of the shares are currently vested. Also, Mr. Fisher holds an option to purchase 50,000 shares of Series A Stock and 18,750 shares of Liberty Series A Stock at purchase prices of $16.99 per share and $16.83 per share, respectively. Options to purchase 10,000 shares of Series A Stock and 3,750 shares of Liberty Series A Stock are currently exercisable.

     All of the aforementioned options with tandem stock appreciation rights, options and restricted stock are reflected in this table assuming the exercise or vesting in full of such securities.

     No equity securities in any subsidiary of the Company, other than directors' qualifying shares, are owned by any of the Company's executive officers or directors.

     (c) Change of control.  The Company knows of no arrangements, including any
         -----------------
pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

     (a) Transactions with management and others.
         ---------------------------------------

     A consolidated subsidiary of Liberty, Home Shopping Network, Inc. pays a commission to Pacific for merchandise sales to customers who are subscribers of Pacific's cable systems. Aggregate commissions to Pacific were $812,000 for the year ended December 31, 1996.

     Pacific purchases, at TCIC's cost, certain pay television and other programming through a certain indirect subsidiary of TCIC. Charges for such programming were $44,532,000 during the five months ended December 31, 1996 and are included in operating expenses in the accompanying financial statements.

     Effective August 1, 1996, TCIC provides certain facilities, services and personnel to Pacific. The scope of the facilities, personnel and services to Pacific and the respective charges payable in respect thereof are set forth in a services agreement entered into among TCI, TCIC, and Pacific (the "Services Agreement"). Pursuant to the Services Agreement, TCIC provides to Pacific administrative and operational services necessary for the conduct of its business, including, but not limited to, such services as are generally performed by TCIC's accounting, finance, corporate, legal and tax departments. In addition, TCIC makes available to Pacific such general overall management services and strategic planning services as TCIC and Pacific have agreed, and provides Pacific with such access to and assistance from TCIC engineering and construction groups and TCIC's programming and technology/venture personnel at Pacific's request.

                                     III-9

     The Services Agreement also provides that, for so long as TCIC continues to beneficially own shares of Pacific's common stock representing at least a majority in voting power of the outstanding shares of capital stock of Pacific entitled to vote generally in the election of directors, TCIC will continue to provide in the same manner, and on the same basis as is generally provided from time to time to other participating TCIC subsidiaries, benefits and administrative services to Pacific's employees. In this regard, Pacific is allocated that portion of TCIC's compensation expense attributable to benefits extended to employees of Pacific.

     Pursuant to the Services Agreement, Pacific reimburses TCIC for all direct expenses incurred by TCIC in providing such services and a pro rata share of all indirect expenses incurred by TCIC in connection with the rendering of such services, including a pro rata share of the salary and other compensation of TCIC employees performing services for Pacific and general overhead expenses. Charges for expenses incurred in connection with the Services Agreement were $7,982,000 during the five months ended December 31, 1996, and are included in selling, general and administrative expenses in the accompanying financial statements. The obligations of TCIC to provide services under the Services Agreement (other than TCIC's obligation to allow Pacific's employees to participate in TCIC's employee benefit plans) will continue in effect until terminated by any party to the Services Agreement at any time on not less than 60 days' notice.

     Prior to the Acquisition, Viacom Inc. ("Viacom") provided Viacom International Inc. ("VII Cable") with certain general services, including insurance, legal, financial and other corporate functions. Charges for these services were made primarily based on the average of certain specified ratios of revenues, operating income and net assets. Management believes that the methodologies used to allocate these charges were reasonable. The charges for such services were $5,750,000, $13,492,000 and $16,849,000 for the seven months ended July 31, 1996 and the years ended December 31, 1995 and 1994, respectively, and are included in selling, general and administrative expenses in the accompanying financial statements.

     Prior to the Acquisition, VII Cable, through the normal course of business, was involved in transactions with companies owned by or affiliated with Viacom. VII Cable had agreements to distribute television programs of such companies, including Showtime Networks Inc., MTV Networks, Comedy Central and USA Networks. The agreements required VII Cable to pay license fees based upon the number of customers receiving the service. Affiliate license fees incurred and paid under these agreements were $19,858,000, $30,694,000 and $28,582,000 for the seven months ended July 31, 1996 and the years ended December 31, 1995 and 1994, respectively. In addition, cooperative advertising expenses charged to affiliated companies were $364,000, $1,350,000 and $1,181,000 for the seven months ended July 31, 1996 and the years ended December 31, 1995 and 1994, respectively.

     In addition to the interest expense recorded by Viacom International Inc. on borrowings under a $311 million credit agreement and a $1.7 billion credit agreement, Viacom allocated to VII Cable interest expense of $26,019,000, $46,363,000 and $35,681,000 during the seven months ended July 31, 1996 and the years ended December 31, 1995 and 1994, respectively. Such allocated interest expense is related to Viacom corporate debt and was allocated to VII Cable on the basis of a percentage of VII Cable's average net assets to Viacom's average net assets.

     Pacific recorded $3,079,000 of interest expense for the five months ended December 31, 1996 related to debt payable to TCIC.

     In 1996, Pacific transferred (the "Transfer") its investment in TCG San Francisco and TCG Seattle to TCI Development Corporation, a subsidiary of TCI, in exchange for a $47,300,000 note receivable. Such note bears interest at 10.5% per annum. No gain or loss was recognized in connection with the Transfer.

                                    III-10

        The Company believes that the foregoing business dealings with management during 1996 were based upon terms no less advantageous to Pacific than those which would be available in dealing with unaffiliated persons.

        (b)  Certain business relationships
             ------------------------------

        See Item 13(a) above.

        (c)  Indebtness of management
             ------------------------

             None.




                                III-11

                                PART IV.


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------   ----------------------------------------------------------------
(a) (1) Financial Statements

Included in Part II of this Report:                   Page No.
                                                      --------
     Independent Auditors' Report                       II-9

     Balance Sheets,
       December 31, 1996 and 1995                       II-11

     Statements of Operations,
       Five months ended December 31, 1996,
        seven months ended July 31, 1996,
        years ended December 31, 1995 and 1994          II-12

     Statements of Common Stockholder's Equity,
       Five months ended December 31, 1996,
        seven months ended July 31, 1996,
        years ended December 31, 1995 and 1994      II-13 to II-14

     Statements of Cash Flows,
       Five months ended December 31, 1996,
        seven months ended July 31, 1996,
        years ended December 31, 1995 and 1994          II-15

     Notes to Financial Statements,
       December 31, 1996, 1995 and 1994             II-16 to II-30


(a) (2)  Financial Statement Schedules
         -----------------------------


Included in Part IV of this Report:

Financial Statement Schedules required to be filed:        Page No.
                                                           --------
Independent Auditors' Report                                IV-5

Schedule I - Condensed Information as to the
 Financial Position of the Registrant, December 31, 1996
 Condensed Information as to the Operations
 and Cash Flows of the Registrant, Five months ended
 December 31, 1996                                        IV-6 to IV-8

Schedule II - Valuation and Qualifying Accounts,
 Five months ended December 31, 1996,
 seven months ended July 31, 1996, years ended
 December 31, 1995 and 1994                                 IV-9


(a) (3)  Exhibits
         --------

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3 - Articles of Incorporation and Bylaws:

      3.1 Restated Certificate of Incorporation, dated as of July 31, 1996.

      3.2 Bylaws, adopted as of July 31, 1996.

10 - Material Contracts:

  10.1 Parents Agreement, dated as of July 24, 1995, among Viacom, Inc., Tele-Communications, Inc. and TCI Communications, Inc.
       Subscription Agreement, dated as of July 24, 1995, among Viacom
         International, Inc., Tele-Communications, Inc. and TCI Communications, Inc.
       Implementation Agreement, dated as of July 24, 1995, between Viacom
         International, Inc. and Viacom International Services, Inc.
            Incorporated herein by reference to Tele-Communications, Inc.'s
              Current Report on Form 8-K, dated July 26, 1995 (Commission File No. 0-20421).

  10.2 Services Agreement, dated as of July 31, 1996, between Tele-Communications, Inc., TCI Communications, Inc. and TCI Pacific Communications, Inc.

21 - Subsidiaries of TCI Pacific Communications, Inc.

27 - Financial data schedule

(b)  Reports on Form 8-K filed during the quarter ended December 31, 1996:

       None.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



The Board of Directors and Stockholders
TCI Pacific Communications, Inc.:

Under date of March 24, 1997, we reported on the consolidated balance sheet of TCI Pacific Communications, Inc. and subsidiaries (a subsidiary of TCI Communications, Inc.) as of December 31, 1996, and the related consolidated statements of operations, common stockholder's equity, and cash flows for the five months ended December 31, 1996, which are included in the December 31, 1996 annual report on Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules, Schedule I as and for the five months ended December 31, 1996 and Schedule II for the five months ended December 31, 1996, as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audit.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                            KPMG Peat Marwick LLP



Denver, Colorado
March 24, 1997

                                                                      Schedule I
                                                                      ----------
                                                                     Page 1 of 3


               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                              (see notes 1 and 2)

                        Condensed Information as to the
                      Financial Position of the Registrant

                               December 31, 1996
                             (amounts in thousands)


Assets
------
Restricted cash                                            33,664

Investments in and advances to consolidated
 susidiaries - eliminated upon consolidation           $1,135,332
                                                       ----------
                                                        1,168,996
                                                       ==========
Common Stockholder's equity
--------------------------

Exchangeable preferred stock                              629,801

Common stockholder's equity (see detail on
 page II-11)                                              539,195
                                                       ----------
                                                       $1,168,996
                                                       ==========


                                                                      Schedule I
                                                                      ----------
                                                                     Page 2 of 3


               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                              (see notes 1 and 2)

                        Condensed Information as to the
                          Operations of the Registrant

                      Five months ended December 31, 1996
                             (amounts in thousands)

Selling, general and administrative expenses                    $   (12)
                                                                -------
Loss from operations before share of losses
 of consolidated subsidiaries                                       (12)

Share of losses of consolidated subsidiaries                     (2,440)
                                                                -------
    Net loss                                                    $(2,452)
                                                                =======

Dividend requirement on
 exchangeable preferred stock                                   (13,079)
                                                                -------

Net loss attributable to common
 stockholder                                                   $(15,531)
                                                               ========

                                                                      Schedule I
                                                                      ----------
                                                                     Page 3 of 3

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                              (see notes 1 and 2)

                          Condensed Information as to
                          Cash Flows of the Registrant

                      Five months ended December 31, 1996
                             (amounts in thousands)

Cash flows from operating activities:
  Loss before share of losses of consolidated
   subsidiaries                                                 $(12)
                                                                ----
  Net cash used in operating activities                          (12)
                                                                ----
Cash flows from investing activities:
  Reduction in investments in and advances
  to consolidated subsidiaries,
   net                                                         6,117
                                                              ------
  Net cash provided by investing activities                    6,117
                                                              ------
Cash flows from financing activities:
   Payment of preferred stock dividends                       (9,074)
                                                              ------
     Net cash used in financing activities                    (9,074)
                                                              ------
        Decrease in cash                                      (2,969)

        Cash at beginning of year                             36,633
                                                              ------
        Cash at end of year                                  $33,664
                                                              ======

See also note 4 to the consolidated financial statements.

                                                                     Schedule II
                                                                     -----------


               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                              (see notes 1 and 2)

                       Valuation and Qualifying Accounts

                      Five months ended December 31, 1996,
                       seven months ended July 31, 1996,
                     years ended December 31, 1995 and 1994

                                                      Additions   Deductions
                                                      ----------  ----------
                                          Balance at  Charged to  Write-offs  Balance
                                          beginning     profit      net of    at end
Description                                of year     and loss   recoveries  of year
-----------                               ----------  ----------  ----------  -------
                                                     amounts in thousands
Pacific
-------
Five months ended December 31, 1996:
  Allowance for doubtful
    receivables - trade                  $1,826      3,240        3,011       2,055
                                         ======      =====        =====       =====

------------------------------------------------------------------------------------

VII Cable
---------

Seven months ended July 31, 1996:
  Allowance for doubtful
   receivables - trade                   $1,689      4,653        4,516       1,826
                                         ======      =====        =====       =====

Year ended December 31, 1995:
  Allowance for doubtful
   receivables - trade                   $1,251      7,362        6,924       1,689
                                         ======      =====        =====       =====

Year ended December 31, 1994:
  Allowance for doubtful
   receivables - trade                   $1,791      6,178        6,718       1,251
                                         ======      =====        =====       =====

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TCI PACIFIC COMMUNICATIONS, INC.


                                    By: /s/ Leo J. Hindery, Jr.
                                        --------------------------------
                                        Leo J. Hindery, Jr.
                                        President

Dated:  March 28, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

        Signature                       Title                    Date
        ---------                       -----                    ----

/s/  John C. Malone         Director                        March 28, 1997
-------------------------
     John C. Malone



/s/  Leo J. Hindery, Jr.    President and Director          March 28, 1997
-------------------------
     Leo J. Hindery, Jr.



/s/  Donne F. Fisher        Director                        March 28, 1997
-------------------------
     Donne F. Fisher



/s/  Stephen M. Brett       Senior Vice President           March 28, 1997
-------------------------    and Secretary
     Stephen M. Brett



/s/  Brendan R. Clouston    Senior Vice President and       March 28, 1997
-------------------------    Chief Financial Officer
     Brendan R. Clouston     (Principal Financial Officer)



/s/  Gary K. Bracken        Senior Vice President           March 28, 1997
-------------------------    (Principal Accounting Officer)
     Gary K. Bracken


                                 EXHIBIT INDEX


Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3 - Articles of Incorporation and Bylaws:

3 - Articles of Incorporation and Bylaws:

   3.1 Restated Certificate of Incorporation, dated as of July 31, 1996.

   3.2 Bylaws, adopted as of July 31, 1996.

10 - Material Contracts:

  10.1 Parents Agreement, dated as of July 24, 1995, among Viacom, Inc., Tele-Communications, Inc. and TCI Communications, Inc.
       Subscription Agreement, dated as of July 24, 1995, among Viacom
         International, Inc., Tele-Communications, Inc. and TCI Communications, Inc.
       Implementation Agreement, dated as of July 24, 1995, between Viacom
         International, Inc. and Viacom International Services, Inc.
            Incorporated herein by reference to Tele-Communications, Inc.'s
              Current Report on Form 8-K, dated July 26, 1995 (Commission File No. 0-20421).

  10.2 Services Agreement, dated as of July 31, 1996, between Tele-Communications, Inc., TCI Communications, Inc. and TCI Pacific Communications, Inc.

21 - Subsidiaries of TCI Pacific Communications, Inc.

27 - Financial data schedule