Form 10-Q
period 1997-03-31
TCI PACIFIC COMMUNICATIONS INC
filed 1997-05-12
CIK 814135

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1997

                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____ to _____


Commission File Number 1-9554


                        TCI PACIFIC COMMUNICATIONS, INC.
            -------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                  State of Delaware                                                    04-2980402
 ---------------------------------------------------                    ------------------------------------
  (State or other jurisdiction of incorporation or                      (I.R.S. Employer Identification No.)
                    organization)


                  5619 DTC Parkway
                Englewood, Colorado                                                     80111
 ---------------------------------------------------                    ------------------------------------
      (Address of principal executive offices)                                      (Zip Code)


         Registrant's telephone number, including area code: (303) 267-5500

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         All of the Registrant's common stock is owned by TCI Communications, Inc. The number of shares outstanding of the Registrant's common stock as of April 30, 1997 was:

                        Class A Common Stock - 0 shares.
                      Class B Common Stock - 100 shares.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                              (see notes 1 and 2)

                          Consolidated Balance Sheets
                                  (unaudited)

                                                                           March 31,          December 31,
                                                                             1997                 1996
                                                                       ----------------     ----------------
Assets                                                                          amounts in thousands

Restricted cash (note 1)                                               $             --               33,664

Trade and other receivables, net                                                 14,703               18,986

Prepaid expenses                                                                  3,955                6,144

Property and equipment, at cost:
    Land                                                                          5,807                5,795
    Distribution systems                                                        365,353              348,949
    Support equipment and buildings                                              34,895               35,812
                                                                       ----------------     ----------------
                                                                                406,055              390,556
    Less accumulated depreciation                                                17,808               11,373
                                                                       ----------------     ----------------
                                                                                388,247              379,183
                                                                       ----------------     ----------------

Franchise costs                                                               3,041,644            3,015,246
    Less accumulated amortization                                                50,162               30,773
                                                                       ----------------     ----------------
                                                                              2,991,482            2,984,473
                                                                       ----------------     ----------------

Other assets, at cost, net of amortization                                       17,707               18,111
                                                                       ----------------     ----------------

                                                                       $      3,416,094            3,440,561
                                                                       ================     ================
Liabilities and Common Stockholder's Equity

Cash overdraft                                                         $         11,854                9,736

Accounts payable                                                                  2,905                3,490

Accrued expenses:
    Accrued franchise fees                                                        5,212                8,663
    Accrued property tax expense                                                  1,624                2,549
    Accrued programming expense                                                   1,363                2,331
    Other                                                                        13,669               16,465
                                                                       ----------------      ---------------
                                                                                 21,868               30,008
                                                                       ----------------      ---------------

Subscriber advance payments                                                       2,833                2,727

Debt (note 4)                                                                 1,042,011            1,151,884

Deferred income taxes                                                         1,072,929            1,073,340

Other liabilities                                                                   393                  380
                                                                       ----------------     ----------------

      Total liabilities                                                       2,154,793            2,271,565
                                                                       ----------------     ----------------

Exchangeable Preferred Stock (notes 1 and 5)                                    629,551              629,801

Common stockholder's equity:
    Class A common stock, $1 par value.
       Authorized 6,257,961 shares;
       no shares issued and outstanding                                              --                   --
    Class B common stock, $.01, par value.
       Authorized 100 shares; issued and
       outstanding 100 shares                                                        --                   --
    Additional paid-in capital                                                  329,286              336,921
    Accumulated deficit                                                            (255)              (2,452)
                                                                       ----------------     ----------------
                                                                                329,031              334,469
    Due to TCI Communications, Inc. ("TCIC")                                    302,719              204,726
                                                                       ----------------     ----------------

      Total common stockholder's equity                                         631,750              539,195
                                                                       ----------------     ----------------

Commitments (note 7)
                                                                       $      3,416,094            3,440,561
                                                                       ================     ================

See accompanying notes to financial statements.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                              (see notes 1 and 2)

                            Statements of Operations
                                  (unaudited)


                                                        Pacific     VII Cable
                                                        (note 2)    (note 2)
                                                       ---------    ---------
                                                      Three months Three months
                                                         ended        ended
                                                        March 31,    March 31,
                                                         1997          1996
                                                       ---------    ---------
                                                        amounts in thousands
Revenue                                                $ 124,952  |   118,321
                                                                  |
Operating costs and expenses:                                     |
    Operating (note 6)                                    42,520  |    46,059
    Selling, general and administrative (note 6)          27,414  |    29,855
    Depreciation                                           6,453  |    17,319
    Amortization                                          19,340  |     4,541
                                                       ---------  | ---------
                                                          95,727  |    97,774
                                                       ---------  | ---------
                                                                  |
       Operating income                                   29,225  |    20,547
                                                                  |
Other income (expense):                                           |
    Interest expense (note 6)                            (25,307) |   (11,958)
    Interest income                                          405  |        --
    Other, net                                                --  |      (140)
                                                       ---------  | ---------
                                                         (24,902) |   (12,098)
                                                       ---------  | ---------
                                                                  |
    Earnings before income taxes                           4,323  |     8,449
                                                                  |
Income tax expense                                        (2,126) |    (5,059)
                                                       ---------  | ---------
                                                                  |
    Net earnings                                           2,197  |     3,390
                                                                  | =========
                                                                  |
Dividend requirement on Exchangeable Preferred Stock      (7,635) |
                                                       ---------  |
                                                                  |
    Net loss attributable to common stockholder        $  (5,438) |
                                                       =========  |


See accompanying notes to financial statements.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                              (see notes 1 and 2)

                    Statement of Common Stockholder's Equity
                                  (unaudited)

                                                        Common stock     Additional
                                                   --------------------   paid-in   Accumulated    Due to      Total
                                                    Class A     Class B   capital     deficit       TCIC       equity
                                                   ---------   --------   --------    --------    --------    --------
                                                                         amounts in thousands
Balance at January 1, 1997                         $      --         --    336,921      (2,452)    204,726     539,195

   Net earnings                                           --         --         --       2,197          --       2,197
   Accreted dividends on Exchangeable
     Preferred Stock                                      --         --     (7,635)         --          --      (7,635)
   Allocation of programming charges from TCIC            --         --         --          --      28,564      28,564
   Allocation of expenses in connection with
     the Services Agreement (note 6)                      --         --         --          --       4,646       4,646
   Intercompany income tax allocation                     --         --         --          --      (2,537)     (2,537)
   Net cash transfers from TCIC                           --         --         --          --      67,320      67,320
                                                   ---------   --------   --------    --------    --------    --------

Balance at March 31, 1997                          $      --         --    329,286        (255)    302,719     631,750
                                                   =========   ========   ========    ========    ========    ========


See accompanying notes to financial statements.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                              (see notes 1 and 2)
                            Statements of Cash Flows
                                  (unaudited)


                                                                                  Pacific                 VII Cable
                                                                                  (note 2)                (note 2)
                                                                               ---------------        ---------------
                                                                                Three months            Three months
                                                                                   ended                   ended
                                                                                  March 31,               March 31,
                                                                                    1997                    1996
                                                                               ---------------        ---------------
                                                                                       amounts in thousands
                                                                                            (see note 3)
Cash flows from operating activities:                                                             |
    Net earnings                                                               $         2,197    |             3,390
    Adjustments to reconcile net earnings to net cash                                             |
     provided by operating activities:                                                            |
        Depreciation and amortization                                                   25,793    |            21,860
        Intercompany tax allocation                                                      2,537    |                --
        Deferred income tax expense (benefit)                                             (411)   |             1,918
        Other noncash credits                                                               --    |               231
        Changes in operating assets and liabilities:                                              |
           Change in receivables                                                         4,283    |             2,889
           Change in accruals and payables                                              (8,619)   |            (1,505)
           Change in prepaid expenses                                                    2,189    |               356
                                                                               ---------------    |   ---------------
                                                                                                  |
               Net cash provided by operating activities                                27,969    |            29,139
                                                                               ---------------    |   ---------------
                                                                                                  |
Cash flows from investing activities:                                                             |
    Capital expended for property and equipment                                         (6,108)   |           (19,866)
    Cash paid for acquisitions                                                         (35,323)   |                --
    Other investing activities                                                             109    |            (2,349)
                                                                               ---------------    |   ---------------
                                                                                                  |
               Net cash used in investing activities                                   (41,322)   |           (22,215)
                                                                               ---------------    |   ---------------
                                                                                                  |
Cash flows from financing activities:                                                             |
    Change in cash overdraft                                                             2,118    |                --
    Repayments of debt                                                                (110,000)   |                --
    Payment of preferred stock dividends                                                (7,885)   |                --
    Net cash transfers from TCIC                                                        95,456    |                --
    Change in cash transfers from Viacom, Inc.                                              --    |           (27,993)
    Allocated charges from Viacom, Inc.                                                     --    |            22,315
                                                                               ---------------    |   ---------------
                                                                                                  |
               Net cash used in financing activities                                   (20,311)   |            (5,678)
                                                                               ---------------    |   ---------------
                                                                                                  |
               Net increase (decrease) in cash                                         (33,664)   |             1,246
                                                                                                  |
                 Cash at beginning of period                                            33,664    |             2,294
                                                                               ---------------    |   ---------------
                                                                                                  |
                 Cash at end of period                                         $            --    |             3,540
                                                                               ===============    |   ===============


See accompanying notes to financial statements.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                         Notes to Financial Statements

                                 March 31, 1997
                                  (unaudited)


(1)      Acquisition and Related Transactions

         On July 24, 1995, Viacom, Inc. ("Viacom"), Viacom International Inc. (after giving effect to the First Distribution as defined below, "VII Cable "), a wholly owned subsidiary of Viacom, and Viacom International Services Inc. ("New VII"), a wholly owned subsidiary of VII Cable, entered into certain agreements (the "Transaction Agreements") with Tele-Communications, Inc. ("TCI") and TCIC, a subsidiary of TCI, providing for, among other things, the conveyance of Viacom International Inc.'s non-cable assets and liabilities to New VII, the distribution of all of the common stock of New VII to Viacom (the "First Distribution"), the Exchange Offer (as defined below) and the issuance to TCIC of all of the Class B Common Stock of VII Cable. On June 24, 1996, Viacom commenced an exchange offer (the "Exchange Offer") pursuant to which Viacom shareholders had the option to exchange shares of Viacom Class A or Class B Common Stock ("Viacom Common Stock") for a total of 6,257,961 shares of VII Cable Class A Common Stock. The Exchange Offer expired on July 22, 1996 with a final exchange ratio of 0.4075 shares of VII Cable Class A Common Stock for each share of Viacom Common Stock accepted for exchange.

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

         On October 13, 1995, TCIC (as buyer) and Prime Cable of Fort Bend, L.P. and Prime Cable Income Partners, L.P. (as sellers) executed asset and stock purchase and sale agreements (the "Houston Purchase Agreements") providing for the sale of certain cable television systems serving the greater Houston Metropolitan Area for a total base purchase price of $301 million, subject to adjustments. On December 18, 1995, TCIC assigned all of its rights, remedies, title and interest in, to and under the Houston Purchase Agreements to a subsidiary of InterMedia Capital Partners IV, L.P. ("IMP"). On May 8, 1996, IMP consummated the transactions contemplated by the Houston Purchase Agreements. In connection with the Acquisition, IMP exchanged its Houston cable systems plus cash amounting to $36,633,000 (the "Exchange Cash") for VII Cable's Nashville cable system. The Exchange Cash was escrowed for cable system acquisitions. In January 1997, the Company used the Exchange Cash to purchase a cable system serving approximately 20,000 subscribers in and around Boulder County, Colorado.

                                                                   (continued)

         Pacific, through its subsidiaries and affiliates, is principally engaged in the construction, acquisition, ownership, and operation of cable television systems. Pacific operates its cable television systems primarily in the following five geographic markets: the San Francisco and Northern California area; Salem, Oregon; the Seattle, Washington and Greater Puget Sound area; Houston, Texas; and Dayton, Ohio.

(2)      Basis of Presentation

         In the accompanying financial statements and in the following text, references are made to VII Cable and Pacific. The period for the three months ended March 31, 1996 reflects the carve-out historical results of operations of the cable television business of Viacom and is referred to as "VII Cable". The financial statements as of December 31, 1996 and March 31, 1997 and for the three months ended March 31, 1997 reflect the consolidated results of operations and financial condition of Pacific and are referred to as "Pacific". The "Company" refers to both Pacific and its predecessor entity, VII Cable.

         The accompanying financial statements include the accounts of the Company and all investments of more than 50% in subsidiaries in which the Company has significant control. All significant intercompany transactions have been eliminated for all periods presented. As a result of the Acquisition, which was accounted for as a purchase, the consolidated financial information for the periods after the Acquisition is presented on a different cost basis than that for the periods before the Acquisition and therefore is not comparable.

         The accompanying interim financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with Pacific's combined financial statements and notes thereto for the year ended December 31, 1996.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Certain amounts have been reclassified for comparability with the 1997 presentation.

                                                                   (continued)

(3)      Supplemental Disclosure to Statements of Cash Flows

         Cash paid for interest was $24,469,000 for the three months ended March 31, 1997. Cash paid for income taxes was not material for the three months ended March 31, 1997.

         Prior to the Acquisition, interest and income taxes were settled through the intercompany account. See note 6 for discussion of these charges.

         Significant noncash investing and financing activities are as follows:

                                                                        Three months       Three months
                                                                            ended              ended
                                                                          March 31,          March 31,
                                                                            1997               1996
                                                                       --------------      ------------
                                                                             amounts in thousands
              Accrued preferred stock dividends                        $        7,635   |            --
                                                                       ==============   |   ===========


(4)      Debt

         In connection with the Transaction Agreements described in note 1, Viacom International Inc. borrowed $1.7 billion pursuant to the Credit Agreement $350 million of which was repaid with the proceeds from the TCIC capital contribution described in note 1. At March 31, 1997, the Credit Agreement consists of a $300 million term loan (the "Term Loan") which is due December 31, 2004 and a $1.05 billion revolving commitment loan (the "Revolving Loan") that provides for semi-annual escalating commitment reductions from June 30, 1998 through September 30, 2004. The Term Loan and the Revolving Loan provide for quarterly interest payments at variable rates (7.7% and 7.3% respectively, at March 31, 1997) based upon the Company's debt to cash flow ratio (as defined in the Credit Agreement). The Credit Agreement contains restrictive covenants which require, among other things, the maintenance of specified cash flow and financial ratios and include certain limitations of indebtedness, investments, guarantees, dispositions, stock repurchases and dividend payments. In addition, the Revolving Loan requires a commitment fee ranging from 3/8% to 1/2% per annum to be paid quarterly on the average unborrowed portion of the total amount available for borrowing. At March 31, 1997, the unborrowed portion of the revolving loan was $360 million.

         Based on current rates available for debt of the same maturity, the Company believes that the fair value of Pacific's debt is approximately equal to its carrying value at March 31, 1997.

                                                                   (continued)

         In accordance with the terms of the Credit Agreement, Pacific has entered into an interest rate exchange agreement (the "Exchange Agreement") with TCIC pursuant to which Pacific will pay a fixed interest rate of 7.5% on a notional amount of $600 million. The terms of the Exchange Agreement become effective only if the one month LIBOR rate exceeds 6.5% for five consecutive days within the two-year observation period, as defined by the Exchange Agreement (the "Trigger"). In the event the Trigger occurs, the terms of the agreement become effective until August 1, 2001. As of March 31, 1997, the terms of the Exchange Agreement have not become effective.

         Additionally, in connection with the Credit Agreement, TCIC incurred commitment fees of approximately $13 million which have been deferred and will be amortized over the terms of the Agreement.

(5)      Exchangeable Preferred Stock

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

(6)      Related Party Transactions

         Pacific purchases, at TCIC's cost, certain pay television and other programming through a certain indirect subsidiary of TCIC. Charges for such programming were $28,564,000 during the three months ended March 31, 1997 and are included in operating expenses in the accompanying financial statements.


                                                                   (continued)

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

         Pursuant to the Services Agreement, Pacific reimburses TCIC for all direct expenses incurred by TCIC in providing such services and a pro rata share of all indirect expenses incurred by TCIC in connection with the rendering of such services, including a pro rata share of the salary and other compensation of TCIC employees performing services for Pacific and general overhead expenses. Charges for expenses incurred in connection with the Services Agreement were $4,646,000 during the three months ended March 31, 1997, and are included in selling, general and administrative expenses in the accompanying financial statements. The obligations of TCIC to provide services under the Services Agreement (other than TCIC's obligation to allow Pacific's employees to participate in TCIC's employee benefit plans) will continue in effect until terminated by any party to the Services Agreement at any time on not less than 60 days' notice.

         Prior to the Acquisition, Viacom provided VII Cable with certain general services, including insurance, legal, financial and other corporate functions. Charges for these services were made primarily based on the average of certain specified ratios of revenues, operating income and net assets. Management believes that the methodologies used to allocate these charges were reasonable. The charges for such services were $3,017,000 for the three months ended March 31, 1996, and are included in selling, general and administrative expenses in the accompanying financial statements.



                                                                   (continued)
                                      I-9

         Prior to the Acquisition, VII Cable, through the normal course of business, was involved in transactions with companies owned by or affiliated with Viacom. VII Cable had agreements to distribute television programs of such companies, including Showtime Networks Inc., MTV Networks, Comedy Central and USA Networks. The agreements required VII Cable to pay license fees based upon the number of customers receiving the service. Affiliate license fees incurred and paid under these agreements were $8,639,000 for the three months ended March 31, 1996. In addition, cooperative advertising expenses charged to affiliated companies were $106,000 for the three months ended March 31, 1996.

         Viacom allocated to VII Cable interest expense of $11,421,000 during the three months ended March 31, 1996. Such allocated interest expense is related to Viacom corporate debt and was allocated to VII Cable on the basis of a percentage of VII Cable's average net assets to Viacom's average net assets.

(7)      Commitments

         The Company leases business offices, has entered into pole rental agreements and uses certain equipment under lease arrangements. Rental expense under such arrangements amounted to $1,760,000 and $1,997,000 during the three months ended March 31, 1997 and 1996, respectively.

         In the ordinary course of business, VII Cable entered into long-term affiliation agreements with programming services which required that VII Cable carry and pay for programming and meet certain performance requirements.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
   Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The following discussion focuses on material changes in the trends, risks and uncertainties affecting the Company's results of operations and financial condition. Reference should also be made to the Company's consolidated financial statements included herein.

(1)      Material changes in financial condition:

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

         Prior to the consummation of the Exchange Offer on July 31, 1996, Viacom International Inc. entered into the Credit Agreement. Proceeds from the Credit Agreement were transferred by Viacom International Inc. to New VII as part of the First Distribution. Immediately following the consummation of the Exchange Offer, on July 31, 1996, TCIC, through a capital contribution of $350 million in cash, purchased all of the shares of Class B Common Stock of VII Cable. At that time, VII Cable was renamed TCI Pacific Communications, Inc. and the shares of Class A Common Stock of VII Cable were converted into shares of 5% Class A Senior Cumulative Exchangeable Preferred Stock. Proceeds from the $350 million capital contribution were used to repay a portion of the Credit Agreement.

         On October 13, 1995, TCIC (as buyer) and Prime Cable of Fort Bend, L.P. and Prime Cable Income Partners, L.P. (as sellers) executed the Houston Purchase Agreements providing for the sale of certain cable television systems serving the greater Houston Metropolitan Area for a total base purchase price of $301 million, subject to adjustments. On December 18, 1995, TCIC assigned all of its rights, remedies, title and interest in, to and under the Houston Purchase Agreements to IMP. On May 8, 1996, IMP consummated the transactions contemplated by the Houston Purchase Agreements. In connection with the Acquisition, IMP exchanged its Houston cable system plus cash amounting to $36,633,000 for VII Cable's Nashville cable system. The Exchange Cash was escrowed for cable system acquisitions. In January 1997, the Company used the Exchange Cash to purchase a cable system serving approximately 20,000 subscribers in and around Boulder County, Colorado.



                                                                   (continued)
                                     I-11

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

         One measure of liquidity is commonly referred to as "interest coverage". Interest coverage, which is measured by the ratio of Operating Cash Flow (operating income before depreciation and amortization) ($55,018,000 for the three months ended March 31, 1997) to interest expense ($25,307,000 for the three months ended March 31, 1997), is determined by reference to the statements of operations. The Company's interest coverage ratio was 217% for the three months ended March 31, 1997. Management of the Company believes that the foregoing interest coverage ratio is adequate in light of the relative predictability of its cable television operations and the Company's interest expense. However, the Company's current intent is to reduce its outstanding indebtedness such that its interest coverage ratio could be increased. There is no assurance that the Company will be able to achieve such objective. Operating Cash Flow is a measure of value and borrowing capacity within the cable television industry and is not intended to be a substitute for cash flows provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such. Operating Cash Flow, as defined, does not take into consideration substantial costs of doing business, such as interest expense, and should not be considered in isolation to other measures of performance.

         Another measure of liquidity is net cash provided by operating activities, as reflected in the accompanying consolidated statements of cash flows. Net cash provided by operating activities ($27,969,000 for the three months ended March 31, 1997) reflects net cash from the operations of the Company available for the Company's liquidity needs after taking into consideration the aforementioned additional substantial costs of doing business not reflected in Operating Cash Flow. Management believes that net cash provided by operating activities, the available credit under the Revolving Loan, and advances from TCIC, if necessary, will provide adequate sources of short-term and long-term liquidity in the future. See the Company's consolidated statements of cash flows included in the accompanying financial statements.


                                                                   (continued)

(2)      Material changes in results of operations:

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

         Revenue increased approximately 6% for the three months ended March 31, 1997, as compared to the corresponding period of 1996. The increase is primarily attributable to a 10% increase in the average primary rate and a 9% increase in the average premium rate. As of March 31, 1997, Pacific served approximately 1,181,000 basic customers subscribing to approximately 889,000 premium units. Exclusive of subscribers gained in the Boulder County acquisition, this represents a 1% and 3% decrease in basic customers and premium units, respectively, since December 31, 1996.

Operating Costs and Expenses

         Operating expenses decreased 8% for the three months ended March 31, 1997, as compared to the corresponding period in 1996. Such decrease is due to efficiencies realized as a result of the Acquisition offset by an increase in programming costs.

         Selling, general and administrative ("SG&A") expenses decreased 8% for the three months ended March 31, 1997, as compared to the corresponding period in 1996. The majority of this decrease is due to lower salaries and related expenses due to a reduction in work force in December of 1996.

         Prior to the Acquisition, Viacom provided VII Cable with certain general services, including insurance, legal, financial and other corporate functions. Charges for these services were based on the average of certain specified ratios of revenue, operating income and net assets of VII Cable in relation to Viacom. The charges for such services were $3,017,000 for the three month period and are included in SG&A.




                                                                   (continued)
                                      I-13

(2)      Material changes in results of operations (continued):

         Effective August 1, 1996, TCI provides certain facilities, services and personnel to Pacific. The scope of the facilities, personnel and services to Pacific and the respective charges payable in respect thereof are set forth in the Services Agreement. Pursuant to the Services Agreement, TCI provides to Pacific administrative and operational services necessary for the conduct of its business, including, but not limited to, such services as are generally performed by TCI's accounting, finance, corporate, legal and tax departments. In addition, TCI makes available to Pacific such general overall management services and strategic planning services as TCI and Pacific have agreed, and provides Pacific with such access to and assistance from TCI engineering and construction groups and TCI's programming and technology/venture personnel at Pacific's request.

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

         In this regard, Pacific is allocated that portion of TCI's compensation expense attributable to benefits extended to employees of Pacific. Pursuant to the Services Agreement, Pacific reimburses TCI for all direct expenses incurred by them in providing such services and a pro rata share of all indirect expenses incurred by them in connection with the rendering of such services, including a pro rata share of the salary and other compensation of TCI employees performing services for Pacific and general overhead expenses. Charges for expenses incurred in connection with the Services Agreement were $4,646,000 during the three month period and are included in SG&A. See note 6 to the accompanying combined financial statements.

         Depreciation expense decreased 63% for the three months ended March 31, 1997, as compared to the corresponding period in 1996. Such decrease is attributable to the consummation of the Acquisition, in which Pacific recorded property and equipment at estimated fair market value which was less than VII Cable's historical cost, offset by an increase in depreciation due to capital expenditures.

         Amortization expense increased 326% for the three months ended March 31, 1997, as compared to the corresponding period in 1996. Such increases are attributable to increased franchise costs as a result of the Acquisition.

Other Income and Expense and Net Loss

         Interest expense increased 112% for the three months ended March 31, 1997, as compared to the corresponding period in 1996. Such increase is due to interest related to the $1.7 billion Credit Agreement entered into prior to consummation of the Exchange Offer. Interest expense for periods prior to the Acquisition reflects amounts recorded by VII Cable on borrowings under a credit agreement and amounts allocated by Viacom to VII Cable based on a percentage of VII Cable's average net assets to Viacom's average net assets.

         VII Cable was included in the consolidated federal, state and local income tax returns filed by Viacom. However, the income tax provision was prepared on a separate return basis as though VII Cable filed stand-alone income tax returns.

                                                                   (continued)

(2)      Material changes in results of operations (continued):

         Subsequent to the Acquisition, Pacific is included in the consolidated federal income tax return of TCI. Income tax expense or benefit for Pacific is based on those items in the consolidated calculation applicable to Pacific. Intercompany tax allocation represents an apportionment of tax expense or benefit (other than deferred taxes) among the subsidiaries of TCI in relation to their respective amounts of taxable earnings or losses. The payable or receivable arising from the intercompany tax allocation is recorded as an increase or decrease in amounts due to TCIC. The effective tax rates of 49% and 60% for the three month period ended March 31, 1997 and 1996, respectively, were both adversely affected by the amortization of acquisition costs which are not deductible for tax purposes.

         The Company's net earnings (before preferred stock dividend requirements) of $2,197,000 for the three months ended March 31, 1997 represents a decrease of $1,193,000 as compared to the corresponding period of 1996. Such reduction primarily represents an increase in interest expense in 1997 partially offset by an increase in operating income and a decrease in income tax expense.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         There were no new material legal proceedings or material developments in previously reported legal proceedings during the quarter ended March 31, 1997 to which TCI Pacific Communications, Inc. or any of its consolidated subsidiaries is a party or of which any of its property is the subject.


Item 6.  Exhibit and Reports on Form 8-K.

         (a)      Exhibit -

                  (27)     TCI Pacific Communications, Inc. Financial Data
                           Schedule

         (b)      Reports on Form 8-K filed during the quarter ended
                  March 31, 1997:

                  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 TCI PACIFIC COMMUNICATIONS, INC.





Date:  May 12, 1997              By:   /s/ Stephen M. Brett
                                    ---------------------
                                           Stephen M. Brett
                                            Senior Vice President
                                             and Secretary



Date:  May 12, 1997              By:   /s/ Bernard W. Schotters
                                    -------------------------
                                           Bernard W. Schotters
                                            Senior Vice President and
                                             Treasurer
                                             (Principal Financial Officer)



Date:  May 12, 1997              By:   /s/ Gary K. Bracken
                                    --------------------
                                           Gary K. Bracken
                                            Senior Vice President
                                            (Principal Accounting Officer)

                                 EXHIBIT INDEX


The following exhibits are filed herewith or are incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K) as noted:


         (27)        TCI Pacific Communications, Inc. Financial Data Schedule