Form 10-Q/A
period 1997-03-31
TCI PACIFIC COMMUNICATIONS INC
filed 1997-08-05
CIK 814135

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                 F O R M 10-Q/A
                                 (Amendment #1)


( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1997

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____ to _____


Commission File Number 1-9554


                          TCI PACIFIC COMMUNICATIONS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


               State of Delaware                                               04-2980402
------------------------------------------------                  ------------------------------------
(State or other jurisdiction of incorporation or                  (I.R.S. Employer Identification No.)
                 organization)


               5619 DTC Parkway
              Englewood, Colorado                                                 80111
    ----------------------------------------                                   ----------
    (Address of principal executive offices)                                   (Zip Code)


       Registrant's telephone number, including area code: (303) 267-5500

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.     Yes      No  X
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


                                 TCI PACIFIC COMMUNICATIONS, INC.





Date:     August 5, 1997         By:    /s/ Stephen M. Brett
                                    ------------------------------------------
                                            Stephen M. Brett
                                              Senior Vice President
                                                and Secretary

               TCI PACIFIC COMMUNICATIONS, INC. AND  SUBSIDIARIES
                              (see notes 1 and 2)



                          Consolidated Balance Sheets
                                  (unaudited)

                                                                      March 31,           December 31,
                                                                       1997 *                1996
                                                                   ---------------      ---------------
Assets                                                                     amounts in thousands
------
Restricted cash (note 1)                                           $            --               33,664

Trade and other receivables, net                                            14,703               18,986

Prepaid expenses                                                             3,955                6,144

Property and equipment, at cost:
   Land                                                                      5,807                5,795
   Distribution systems                                                    365,353              348,949
   Support equipment and buildings                                          34,895               35,812
                                                                   ---------------      ---------------
                                                                           406,055              390,556
   Less accumulated depreciation                                            23,677               11,373
                                                                   ---------------      ---------------
                                                                           382,378              379,183
                                                                   ---------------      ---------------

Franchise costs                                                          3,041,644            3,015,246
   Less accumulated amortization                                            50,162               30,773
                                                                   ---------------      ---------------
                                                                         2,991,482            2,984,473
                                                                   ---------------      ---------------

Other assets, at cost, net of amortization                                  17,707               18,111
                                                                   ---------------      ---------------

                                                                   $     3,410,225            3,440,561
                                                                   ===============      ===============
Liabilities and Common Stockholder's Equity
--------------------------------------------

Cash overdraft                                                     $        11,854                9,736

Accounts payable                                                             2,905                3,490

Accrued expenses:
   Accrued franchise fees                                                    5,212                8,663
   Accrued property tax expense                                              1,624                2,549
   Accrued programming expense                                               1,363                2,331
   Other                                                                    13,669               16,465
                                                                   ---------------      ---------------
                                                                            21,868               30,008
                                                                   ---------------      ---------------

Subscriber advance payments                                                  2,833                2,727

Debt (note 4)                                                            1,042,011            1,151,884

Deferred income taxes                                                    1,070,732            1,073,340

Other liabilities                                                              393                  380
                                                                   ---------------      ---------------

     Total liabilities                                                   2,152,596            2,271,565
                                                                   ---------------      ---------------

Exchangeable Preferred Stock (notes 1 and 5)                               629,551              629,801

Common stockholder's equity:
   Class A common stock, $1 par value.
      Authorized 6,257,961 shares;
      no shares issued and outstanding                                          --                   --
   Class B common stock, $.01, par value.
      Authorized 100 shares;
      issued and outstanding 100 shares                                         --                   --
   Additional paid-in capital                                              329,286              336,921
   Accumulated deficit                                                      (3,927)              (2,452)
                                                                   ---------------      ---------------
                                                                           325,359              334,469
   Due to TCI Communications, Inc. ("TCIC")                                302,719              204,726
                                                                   ---------------      ---------------

     Total common stockholder's equity                                     628,078              539,195
                                                                   ---------------      ---------------

Commitments (note 7)
                                                                   $     3,410,225            3,440,561
                                                                   ===============      ===============

*Restated - See note 2.

See accompanying notes to financial statements.

               TCI PACIFIC COMMUNICATIONS, INC. AND  SUBSIDIARIES
                              (see notes 1 and 2)



                            Statements of Operations
                                  (unaudited)


                                                                             Pacific              VII Cable
                                                                             (note 2)              (note 2)
                                                                          -------------          ------------
                                                                           Three months          Three months
                                                                              ended                 ended
                                                                            March 31,              March 31,
                                                                              1997 *                 1996
                                                                          -------------          ------------
                                                                                  amounts in thousands
Revenue                                                                   $     124,952     |         118,321
                                                                                            |
Operating costs and expenses:                                                               |
  Operating (note 6)                                                             42,520     |          46,059
  Selling, general and administrative (note 6)                                   27,414     |          29,855
  Depreciation                                                                   12,322     |          17,319
  Amortization                                                                   19,340     |           4,541
                                                                          -------------     |    ------------
                                                                                101,596     |          97,774
                                                                          -------------     |    ------------
                                                                                            |
      Operating income                                                           23,356     |          20,547
                                                                                            |
Other income (expense):                                                                     |
  Interest expense (note 6)                                                     (25,307)    |         (11,958)
  Interest income                                                                   405     |              --
  Other, net                                                                         --     |            (140)
                                                                          -------------     |    ------------
                                                                                (24,902)    |         (12,098)
                                                                          -------------     |    ------------
                                                                                            |
  Earnings (loss) before income taxes                                            (1,546)    |           8,449
                                                                                            |
Income tax benefit (expense)                                                         71     |          (5,059)
                                                                          -------------     |    ------------
                                                                                            |
  Net earnings (loss)                                                            (1,475)    |           3,390
                                                                                            |    ============
                                                                                            |
Dividend requirement on Exchangeable Preferred Stock                             (7,635)    |
                                                                          -------------     |
                                                                                            |
  Net loss attributable to common stockholder                             $      (9,110)    |
                                                                          =============     |

* Restated - see note 2.

See accompanying notes to financial statements.

               TCI PACIFIC COMMUNICATIONS, INC. AND  SUBSIDIARIES
                              (see notes 1 and 2)



                    Statement of Common Stockholder's Equity
                                  (unaudited)

                                               Common stock         Additional
                                           --------------------      paid-in       Accumulated         Due to         Total
                                            Class A     Class B      capital         deficit            TCIC         equity
                                           ---------    -------    ------------   --------------    ------------  ------------
                                                                        amounts in thousands
Balance at January 1, 1997                 $      --         --         336,921           (2,452)        204,726       539,195

  Net earnings *                                  --         --              --           (1,475)             --        (1,475)
  Accreted dividends on Exchangeable
    Preferred Stock                               --         --          (7,635)              --              --        (7,635)
  Allocation of programming charges from
    TCIC                                          --         --              --               --          28,564        28,564
  Allocation of expenses in connection
    with the Services Agreement (note 6)          --         --              --               --           4,646         4,646
  Intercompany income tax allocation              --         --              --               --          (2,537)       (2,537)
  Net cash transfers from TCIC                    --         --              --               --          67,320        67,320
                                           ---------    -------    ------------   --------------    ------------  ------------

Balance at March 31, 1997 *                $      --         --         329,286           (3,927)        302,719       628,078
                                           =========    =======    ============   ==============    ============  ============

* Restated - See note 2.

See accompanying notes to financial statements.

               TCI PACIFIC COMMUNICATIONS, INC. AND  SUBSIDIARIES
                              (see notes 1 and 2)



                            Statements of Cash Flows
                                  (unaudited)


                                                                          Pacific                           VII Cable
                                                                         (note 2)                           (note 2)
                                                                       -------------                      ------------
                                                                       Three months                       Three months
                                                                            ended                            ended
                                                                          March 31,                         March 31,
                                                                           1997 *                             1996
                                                                       -------------                      ------------
                                                                                     amounts in thousands
                                                                                         (see note 3)
Cash flows from operating activities:                                                         |
   Net earnings (loss)                                                 $      (1,475)         |                  3,390
   Adjustments to reconcile net earnings (loss) to net cash                                   |
    provided by operating activities:                                                         |
       Depreciation and amortization                                          31,662          |                 21,860
       Intercompany tax allocation                                             2,537          |                     --
       Deferred income tax expense (benefit)                                  (2,608)         |                  1,918
       Other noncash credits                                                      --          |                    231
       Changes in operating assets and liabilities:                                           |
           Change in receivables                                               4,283          |                  2,889
           Change in accruals and payables                                    (8,619)         |                 (1,505)
           Change in prepaid expenses                                          2,189          |                    356
                                                                       -------------          |           ------------
                                                                                              |
              Net cash provided by operating activities                       27,969          |                 29,139
                                                                       -------------          |           ------------
                                                                                              |
Cash flows from investing activities:                                                         |
   Capital expended for property and equipment                                (6,108)         |                (19,866)
   Cash paid for acquisitions                                                (35,323)         |                     --
   Other investing activities                                                    109          |                 (2,349)
                                                                       -------------          |           ------------
                                                                                              |
              Net cash used in investing activities                          (41,322)         |                (22,215)
                                                                       -------------          |           ------------
                                                                                              |
Cash flows from financing activities:                                                         |
   Change in cash overdraft                                                    2,118          |                    --
   Repayments of debt                                                       (110,000)         |                    --
   Payment of preferred stock dividends                                       (7,885)         |                    --
   Net cash transfers from TCIC                                               95,456          |                    --
   Change in cash transfers from Viacom, Inc.                                     --          |                (27,993)
   Allocated charges from Viacom, Inc.                                            --          |                 22,315
                                                                       -------------          |           ------------
                                                                                              |
              Net cash used in financing activities                          (20,311)         |                 (5,678)
                                                                       -------------          |           ------------
                                                                                              |
              Net increase (decrease) in cash                                (33,664)         |                  1,246
                                                                                              |
                Cash at beginning of period                                   33,664          |                  2,294
                                                                       -------------          |           ------------
                                                                                              |
                Cash at end of period                                  $          --          |                  3,540
                                                                       =============          |           ============


* Restated - see note 2.

See accompanying notes to financial statements.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                         Notes to Financial Statements



                                 March 31, 1997
                                  (unaudited)


(1)      Acquisition and Related Transactions

         On July 24, 1995, Viacom, Inc. ("Viacom"), Viacom International Inc. (after giving effect to the First Distribution as defined below, "VII Cable "), a wholly owned subsidiary of Viacom, and Viacom International Services Inc. ("New VII"), a wholly owned subsidiary of VII Cable, entered into certain agreements (the "Transaction Agreements") with Tele- Communications, Inc. ("TCI") and TCIC, a subsidiary of TCI, providing for, among other things, the conveyance of Viacom International Inc.'s non-cable assets and liabilities to New VII, the distribution of all of the common stock of New VII to Viacom (the "First Distribution"), the Exchange Offer (as defined below) and the issuance to TCIC of all of the Class B Common Stock of VII Cable. On June 24, 1996, Viacom commenced an exchange offer (the "Exchange Offer") pursuant to which Viacom shareholders had the option to exchange shares of Viacom Class A or Class B Common Stock ("Viacom Common Stock") for a total of 6,257,961 shares of VII Cable Class A Common Stock. The Exchange Offer expired on July 22, 1996 with a final exchange ratio of 0.4075 shares of VII Cable Class A Common Stock for each share of Viacom Common Stock accepted for exchange.

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

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                         Notes to Financial Statements



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

         The Company has restated its consolidated financial statements to give effect to the finalization of the purchase price allocation with respect to the Acquisition. The effect of this restatement is a $5,869,000 increase to depreciation expense and a $3,672,000 decrease to net earnings for the three months ended March 31, 1997.

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

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                         Notes to Financial Statements



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

         Significant noncash investing and financing activities are as follows:

                                                                 Three months            Three months
                                                                    ended                    ended
                                                                  March 31,                March 31,
                                                                     1997                    1996
                                                                 ------------            ------------
                                                                        amounts in thousands
         Accrued preferred stock dividends                         $7,635       |               --
                                                                   ======       |           ======


(4)      Debt

         In connection with the Transaction Agreements described in note 1, Viacom International Inc. borrowed $1.7 billion pursuant to the Credit Agreement, $350 million of which was repaid with the proceeds from the TCIC capital contribution described in note 1. At March 31, 1997, the Credit Agreement consists of a $300 million term loan (the "Term Loan") which is due December 31, 2004 and a $1.05 billion revolving commitment loan (the "Revolving Loan") that provides for semi-annual escalating commitment reductions from June 30, 1998 through September 30, 2004. The Term Loan and the Revolving Loan provide for quarterly interest payments at variable rates (7.7% and 7.3% respectively, at March 31, 1997) based upon the Company's debt to cash flow ratio (as defined in the Credit Agreement). The Credit Agreement contains restrictive covenants which require, among other things, the maintenance of specified cash flow and financial ratios and include certain limitations of indebtedness, investments, guarantees, dispositions, stock repurchases and dividend payments. In addition, the Revolving Loan requires a commitment fee ranging from 3/8% to 1/2% per annum to be paid quarterly on the average unborrowed portion of the total amount available for borrowing. At March 31, 1997, the unborrowed portion of the revolving loan was $360 million.

         Based on current rates available for debt of the same maturity, the Company believes that the fair value of Pacific's debt is approximately equal to its carrying value at March 31, 1997.

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                         Notes to Financial Statements



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


                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES

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


                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES



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

         Revenue increased approximately 6% for the three months ended March 31, 1997, as compared to the corresponding period of 1996. The increase is primarily attributable to a 10% increase in the average primary rate and a 9% increase in the average premium rate. As of March 31, 1997, Pacific served approximately 1,181,000 basic customers subscribing to approximately 889,000 premium units. Exclusive of subscribers gained in the acquisition of a cable system in and around Boulder County, Colorado, this represents a 1% and 3% decrease in basic customers and premium units, respectively, since December 31, 1996.

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

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES



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

         Depreciation expense decreased 29% for the three months ended March 31, 1997, as compared to the corresponding period in 1996. Such decrease is attributable to the consummation of the Acquisition, in which Pacific recorded property and equipment at fair market value, which was less than VII Cable's historical cost, offset by an increase in depreciation due to capital expenditures. Depreciation expense for the 1997 period includes $2,840,000 attributable to the five-month period ended December 31, 1996.

         Amortization expense increased 326% for the three months ended March 31, 1997, as compared to the corresponding period in 1996. Such increase is attributable to increased franchise costs as a result of the Acquisition.

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

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES



(2)      Material changes in results of operations (continued):

         Subsequent to the Acquisition, Pacific is included in the consolidated federal income tax return of TCI. Income tax expense or benefit for Pacific is based on those items in the consolidated calculation applicable to Pacific. Intercompany tax allocation represents an apportionment of tax expense or benefit (other than deferred taxes) among the subsidiaries of TCI in relation to their respective amounts of taxable earnings or losses. The payable or receivable arising from the intercompany tax allocation is recorded as an increase or decrease in amounts due to TCIC. The effective tax rates for the three month period ended March 31, 1997 and 1996, respectively, were both adversely affected by the amortization of acquisition costs which are not deductible for tax purposes.

The Company's net loss (before preferred stock dividend requirements) of $1,475,000 for the three months ended March 31, 1997 represents a decrease of $4,865,000 as compared to the corresponding period of 1996. Such reduction primarily represents an increase in interest expense in 1997 partially offset by an increase in operating income and a decrease in income tax expense.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES


PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

        There were no new material legal proceedings or material developments in previously reported legal proceedings during the quarter ended March 31, 1997 to which TCI Pacific Communications, Inc. or any of its consolidated subsidiaries is a party or of which any of its property is the subject.

Item 6. Exhibit and Reports on Form 8-K.

        (a) Exhibit-

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