Form 10-Q
period 1997-06-30
TCI PACIFIC COMMUNICATIONS INC
filed 1997-08-13
CIK 814135

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                  F O R M 10-Q


( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1997

                                     OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____ to _____


Commission File Number 1-9554


                      TCI PACIFIC COMMUNICATIONS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          State of Delaware                              04-2980402
   -------------------------------         ------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

           5619 DTC Parkway
         Englewood, Colorado                                80111
----------------------------------------                  ----------
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


         All of the Registrant's common stock is owned by TCI Communications, Inc. The number of shares outstanding of the Registrant's common stock as of July 31, 1997 was:

                        Class A Common Stock - 0 shares.
                       Class B Common Stock - 100 shares.

              TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                             (see notes 1 and 2)

                          Consolidated Balance Sheets
                                  (unaudited)

                                                                      June 30,           December 31,
                                                                        1997                 1996
                                                                   ---------------      ---------------
Assets                                                                      amounts in thousands
------
Restricted cash (note 1)                                           $            --               33,664

Trade and other receivables, net                                            16,077               18,986

Prepaid expenses                                                             1,954                6,144

Property and equipment, at cost:
   Land                                                                      5,807                5,795
   Distribution systems                                                    367,945              348,949
   Support equipment and buildings                                          35,948               35,812
                                                                   ---------------      ---------------
                                                                           409,700              390,556
   Less accumulated depreciation                                            33,120               11,373
                                                                   ---------------      ---------------
                                                                           376,580              379,183
                                                                   ---------------      ---------------

Franchise costs                                                          3,042,372            3,015,246
   Less accumulated amortization                                            68,680               30,773
                                                                   ---------------      ---------------
                                                                         2,973,692            2,984,473
                                                                   ---------------      ---------------

Other assets, at cost, net of amortization                                  17,311               18,111
                                                                   ---------------      ---------------

                                                                   $     3,385,614            3,440,561
                                                                   ===============      ===============
Liabilities and Common Stockholder's Equity
--------------------------------------------

Cash overdraft                                                     $        18,201                9,736

Accounts payable                                                             2,708                3,490

Accrued expenses:
   Accrued franchise fees                                                    6,510                8,663
   Accrued property tax expense                                              2,104                2,549
   Accrued programming expense                                                 523                2,331
   Other                                                                    10,261               16,465
                                                                   ---------------      ---------------
                                                                            19,398               30,008
                                                                   ---------------      ---------------

Subscriber advance payments                                                  2,779                2,727

Debt (note 5)                                                              966,529            1,151,884

Deferred income taxes                                                    1,057,124            1,073,340

Other liabilities                                                              413                  380
                                                                   ---------------      ---------------

     Total liabilities                                                   2,067,152            2,271,565
                                                                   ---------------      ---------------

Exchangeable Preferred Stock (notes 1 and 6)                               629,739              629,801

Common stockholder's equity:
   Class A common stock, $1 par value.
      Authorized 6,257,961 shares;
      no shares issued and outstanding                                          --                   --
   Class B common stock, $.01, par value.
      Authorized 100 shares;
      issued and outstanding 100 shares                                         --                   --
   Additional paid-in capital                                              322,180              336,921
   Accumulated deficit                                                          --               (2,452)
                                                                   ---------------      ---------------
                                                                           322,180              334,469
   Due to TCI Communications, Inc. ("TCIC") (note 7)                       366,543              204,726
                                                                   ---------------      ---------------

     Total common stockholder's equity                                     688,723              539,195
                                                                   ---------------      ---------------

Commitments (note 8)                                               $     3,385,614            3,440,561
                                                                   ===============      ===============

See accompanying notes to financial statements.

              TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                             (see notes 1 and 2)

                           Statements of Operations
                                 (unaudited)


                                                                 Pacific                VII Cable
                                                                 (note 2)                (note 2)
                                                            -------------------     ------------------
                                                               Three months            Three months
                                                                  ended                   ended
                                                                 June 30,                June 30,
                                                                   1997                    1996
                                                            -------------------     ------------------
                                                                       amounts in thousands
Revenue                                                     $           127,443  |             121,348
                                                                                 |
Operating costs and expenses:                                                    |
  Operating (note 7)                                                     43,984  |              45,954
  Selling, general and administrative (note 7)                           23,991  |              28,926
  Depreciation                                                            9,520  |              17,675
  Amortization                                                           18,914  |               4,541
                                                            -------------------  |  ------------------
                                                                         96,409  |              97,096
                                                            -------------------  | -------------------
                                                                                 |
    Operating income                                                     31,034  |              24,252
                                                                                 |
Other income (expense):                                                          |
  Interest expense:                                                              |
    TCIC (note 7)                                                        (5,639) |             (11,512)
    Other                                                               (19,048) |                (533)
                                                            -------------------  |  ------------------
                                                                        (24,687) |             (12,045)
  Other, net                                                                (50) |                 301
                                                            -------------------  |  ------------------
                                                                        (24,737) |             (11,744)
                                                            -------------------  |  ------------------
                                                                                 |
  Earnings before income taxes                                            6,297  |              12,508
                                                                                 |
Income tax expense                                                       (1,654) |              (7,094)
                                                            -------------------  |  ------------------
                                                                                 |
  Net earnings                                                            4,643  |               5,414
                                                                                 |  ==================
                                                                                 |
Dividend requirement on Exchangeable                                             |
  Preferred Stock                                                        (7,822) |
                                                            -------------------  |
                                                                                 |
  Net loss attributable to common                                                |
    stockholder                                             $            (3,179) |
                                                            ===================  |


See accompanying notes to financial statements.

              TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                             (see notes 1 and 2)

                           Statements of Operations
                                 (unaudited)


                                                                         Pacific                  VII Cable
                                                                         (note 2)                  (note 2)
                                                                   -------------------        -------------------
                                                                        Six months                 Six months
                                                                          ended                      ended
                                                                         June 30,                   June 30,
                                                                           1997                       1996
                                                                   -------------------        -------------------
                                                                                 amounts in thousands
Revenue                                                                        252,395   |                239,669
                                                                                         |
Operating costs and expenses:                                                            |
  Operating (note 7)                                                            86,504   |                 92,013
  Selling, general and administrative (note 7)                                  51,405   |                 58,781
  Depreciation                                                                  21,842   |                 34,994
  Amortization                                                                  38,254   |                  9,082
                                                                   -------------------   |    -------------------
                                                                               198,005   |                194,870
                                                                   -------------------   |    -------------------
                                                                                         |
    Operating income                                                            54,390   |                 44,799
                                                                                         |
Other income (expense):                                                                  |
  Interest expense:                                                                      |
    TCIC (note 7)                                                              (10,168)  |                (22,933)
    Other                                                                      (39,826)  |                 (1,070)
                                                                   -------------------   |    -------------------
                                                                               (49,994)  |                (24,003)
  Interest income                                                                  405   |                     --
  Other, net                                                                       (50)  |                    161
                                                                   -------------------   |     ------------------
                                                                               (49,639)  |                (23,842)
                                                                   -------------------   |     ------------------
                                                                                         |
  Earnings before income taxes                                                   4,751   |                 20,957
                                                                                         |
Income tax expense                                                              (1,583)  |                (12,153)
                                                                   -------------------   |     ------------------
                                                                                         |
  Net earnings                                                                   3,168   |                  8,804
                                                                                         |     ==================
                                                                                         |
Dividend requirement on Exchangeable                                                     |
  Preferred Stock                                                              (15,457)  |
                                                                   -------------------   |
                                                                                         |
  Net loss attributable to common                                                        |
    stockholder                                                                (12,289)  |
                                                                   ===================   |


See accompanying notes to financial statements.

              TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                             (see notes 1 and 2)

                   Statement of Common Stockholder's Equity
                                 (unaudited)

                                                         Common stock        Additional
                                                    --------------------      paid-in     Accumulated    Due to         Total
                                                     Class A     Class B      capital       deficit       TCIC         equity
                                                    ---------    -------     ---------     ---------    ---------     ---------
                                                                               amounts in thousands
Balance at January 1, 1997                          $      --         --       336,921        (2,452)     204,726       539,195

  Net earnings                                             --         --            --         3,168           --         3,168
  Accreted dividends on Exchangeable Preferred
    Stock                                                  --         --       (14,741)         (716)          --       (15,457)
  Allocation of programming charges from TCIC
    (note 7)                                               --         --            --            --       60,457        60,457
  Allocation of expenses in connection with the
    Services Agreement (note 7)                            --         --            --            --        6,659         6,659
  Intercompany income tax allocation                       --         --            --            --       17,773        17,773
  Net cash transfers from TCIC                             --         --            --            --       76,928        76,928
                                                    ---------    -------     ---------     ---------    ---------     ---------

Balance at June 30, 1997                            $      --         --       322,180            --      366,543       688,723
                                                    =========    =======     =========     =========    =========     =========


See accompanying notes to financial statements.

              TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                             (see notes 1 and 2)

                           Statements of Cash Flows
                                 (unaudited)


                                                                               Pacific                   VII Cable
                                                                               (note 2)                   (note 2)
                                                                            -------------              -------------
                                                                              Six months                 Six months
                                                                                ended                      ended
                                                                               June 30,                   June 30,
                                                                                 1997                       1996
                                                                            -------------              -------------
                                                                                      amounts in thousands
                                                                                          (see note 3)
Cash flows from operating activities:
   Net earnings                                                             $       3,168      |               8,804
   Adjustments to reconcile net earnings to net cash provided by                               |
     operating activities:                                                                     |
       Depreciation and amortization                                               60,096      |              44,076
       Intercompany tax allocation                                                 17,773      |                  --
       Deferred income tax expense (benefit)                                      (16,216)     |               4,554
       Other noncash credits                                                           --      |                  62
       Changes in operating assets and liabilities:                                            |
            Change in receivables                                                   2,909      |               3,100
            Change in accruals and payables                                       (11,340)     |               6,922
            Change in prepaid expenses                                              4,190      |               1,356
                                                                            -------------      |       -------------
                                                                                               |
              Net cash provided by operating activities                            60,580      |              68,874
                                                                            -------------      |       -------------
                                                                                               |
Cash flows from investing activities:                                                          |
   Capital expended for property and equipment                                    (12,556)     |             (52,398)
   Cash paid for acquisitions                                                     (35,210)     |                  --
   Other investing activities                                                       1,532      |              (3,021)
                                                                            -------------      |       -------------
                                                                                               |
              Net cash used in investing activities                               (46,234)     |             (55,419)
                                                                            -------------      |       -------------
                                                                                               |
Cash flows from financing activities:                                                          |
   Change in cash overdraft                                                         8,465      |                  --
   Repayments of debt                                                            (185,000)     |                  --
   Payment of preferred stock dividends                                           (15,519)     |                  --
   Net cash transfers from TCIC                                                   144,044      |                  --
   Change in cash transfers from Viacom, Inc.                                          --      |             (11,466)
                                                                            -------------      |       -------------
                                                                                               |
              Net cash used in financing activities                               (48,010)     |             (11,466)
                                                                            -------------      |       -------------
                                                                                               |
              Net increase (decrease) in cash                                     (33,664)     |               1,989
                                                                                               |
                Cash at beginning of period                                        33,664      |               2,294
                                                                            -------------      |       -------------
                                                                                               |
                Cash at end of period                                       $          --      |               4,283
                                                                            =============      |       =============


See accompanying notes to financial statements.

              TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                        Notes to Financial Statements


                                 June 30, 1997
                                  (unaudited)


(1)      Acquisition and Related Transactions

         On July 24, 1995, Viacom, Inc. ("Viacom"), Viacom International Inc. (after giving effect to the First Distribution as defined below, "VII Cable "), a wholly-owned subsidiary of Viacom, and Viacom International Services Inc. ("New VII"), a wholly-owned subsidiary of VII Cable, entered into certain agreements (the "Transaction Agreements") with Tele- Communications, Inc. ("TCI") and TCIC, a subsidiary of TCI, providing for, among other things, the conveyance of Viacom International Inc.'s non-cable assets and liabilities to New VII, the distribution of all of the common stock of New VII to Viacom (the "First Distribution"), the Exchange Offer (as defined below) and the issuance to TCIC of all of the Class B Common Stock of VII Cable. On June 24, 1996, Viacom commenced an exchange offer (the "Exchange Offer") pursuant to which Viacom shareholders had the option to exchange shares of Viacom Class A or Class B Common Stock ("Viacom Common Stock") for a total of 6,257,961 shares of VII Cable Class A Common Stock. The Exchange Offer expired on July 22, 1996 with a final exchange ratio of 0.4075 shares of VII Cable Class A Common Stock for each share of Viacom Common Stock accepted for exchange.

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

         On October 13, 1995, TCIC (as buyer) and Prime Cable of Fort Bend, L.P. and Prime Cable Income Partners, L.P. (as sellers) executed asset and stock purchase and sale agreements (the "Houston Purchase Agreements") providing for the sale of certain cable television systems serving the greater Houston Metropolitan Area for a total base purchase price of $301 million, subject to adjustments. On December 18, 1995, TCIC assigned all of its rights, remedies, title and interest in, to and under the Houston Purchase Agreements to a subsidiary of InterMedia Capital Partners IV, L.P. ("IMP"). On May 8, 1996, IMP consummated the transactions contemplated by the Houston Purchase Agreements. In connection with the Acquisition, IMP exchanged its Houston cable systems plus cash amounting to $36,633,000 (the "Exchange Cash") for VII Cable's Nashville cable system. The Exchange Cash was escrowed for cable system acquisitions. In January 1997, Pacific used the Exchange Cash to purchase a cable system serving approximately 20,000 subscribers in and around Boulder County, Colorado.




                                                                     (continued)

              TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                        Notes to Financial Statements



         Pacific, through its subsidiaries and affiliates, is principally engaged in the construction, acquisition, ownership, and operation of cable television systems. Pacific operates its cable television systems primarily in the following six geographic markets: the San Francisco and Northern California area; Salem, Oregon; the Seattle, Washington and Greater Puget Sound area; Houston, Texas; Boulder County, Colorado; and Dayton, Ohio.

(2)      Basis of Presentation

         In the accompanying financial statements and in the following text, references are made to VII Cable and Pacific. The period for the six months ended June 30, 1996 reflects the carve-out historical results of operations of the cable television business of Viacom and is referred to as "VII Cable." The financial statements as of December 31, 1996 and June 30, 1997 and for the six months ended June 30, 1997 reflect the consolidated results of operations and financial condition of Pacific and are referred to as "Pacific." The "Company" refers to both Pacific and its predecessor entity, VII Cable.

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

         The accompanying interim financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with Pacific's financial statements and notes thereto contained in Pacific's annual report on Form 10-K for the year ended December 31, 1996.

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

                                                                     (continued)

              TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                        Notes to Financial Statements


(3)      Derivative Financial Instruments

         The Company has entered into a fixed interest rate exchange agreement ("Interest Rate Swap") which it uses to manage interest rate risk arising from the Company's financial liabilities. Such Interest Rate Swap is accounted for as a hedge; and accordingly, any amounts receivable or payable under the Interest Rate Swap are recognized as an adjustment to interest expense. Any gain or loss on early termination of the Interest Rate Swap is included in the carrying amount of the related debt and amortized as yield adjustments over the remaining term of the derivative financial instrument.

(4)      Supplemental Disclosure to Statements of Cash Flows

         Cash paid for interest was $50,043,000 for the six months ended June 30, 1997. Cash paid for income taxes was not material for the six months ended June 30, 1997.

         Prior to the Acquisition, interest and income taxes were settled through the intercompany account. See note 7 for discussion of these charges.

         Significant noncash investing and financing activities are as follows:

                                                                     Six months             Six months
                                                                       ended                  ended
                                                                      June 30,               June 30,
                                                                        1997                  1996
                                                                   --------------        ----------------
                                                                             amounts in thousands
             Accrued preferred stock dividends                     $       15,457   |                  --
                                                                   ==============   |    ================


         Following the Acquisition, transactions (other than intercompany income tax allocations) effected through Pacific's inter- company account with TCIC have been treated as constructive cash receipts and payments for purposes of the accompanying statements of cash flows.

                                                                     (continued)

              TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                        Notes to Financial Statements


(5)      Debt

         In connection with the Transaction Agreements described in note 1, Viacom International Inc. borrowed $1.7 billion pursuant to the Credit Agreement, $350 million of which was repaid with the proceeds from the TCIC capital contribution described in note 1. At June 30, 1997, the Credit Agreement consists of a $300 million term loan (the "Term Loan") which is due December 31, 2004 and a $1.05 billion revolving commitment loan (the "Revolving Loan") that provides for semi-annual escalating commitment reductions from June 30, 1998 through September 30, 2004. The Term Loan and the Revolving Loan provide for quarterly interest payments at variable rates (7.2% and 6.8% respectively, at June 30, 1997) based upon the Company's debt to cash flow ratio (as defined in the Credit Agreement). The Credit Agreement contains restrictive covenants which require, among other things, the maintenance of specified cash flow and financial ratios and include certain limitations of indebtedness, investments, guarantees, dispositions, stock repurchases and dividend payments. In addition, the Revolving Loan requires a commitment fee ranging from 3/8% to 1/2% per annum to be paid quarterly on the average unborrowed portion of the total amount available for borrowing. At June 30, 1997, the unborrowed portion of the revolving loan was $435 million.

         Based on current rates available for debt of the same maturity, the Company believes that the fair value of Pacific's debt is approximately equal to its carrying value at June 30, 1997.

         In accordance with the terms of the Credit Agreement, Pacific has entered into an Interest Rate Swap with TCIC pursuant to which Pacific will pay a fixed interest rate of 7.5% on a notional amount of $600 million. The terms of the Interest Rate Swap become effective only if the one month LIBOR rate exceeds 6.5% for five consecutive days within the two-year observation period, as defined by the Interest Rate Swap (the "Trigger"). In the event the Trigger occurs, the terms of the agreement become effective until August 1, 2001. As of June 30, 1997, the terms of the Interest Rate Swap have not become effective.

         Additionally, in connection with the Credit Agreement, TCIC incurred commitment fees of approximately $13 million which have been deferred and will be amortized over the terms of the Agreement.

(6)      Exchangeable Preferred Stock

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

(7)      Related Party Transactions

         Due to TCIC's ownership of 100% of the common equity of Pacific, the amounts due to TCIC have been classified as a component of common stockholder's equity in the accompanying consolidated balance sheets. Such amounts are due on demand and accrue interest at variable rates.

         Pacific purchases, at TCIC's cost, certain pay television and other programming through a certain indirect subsidiary of TCIC. Charges for such programming were $60,457,000 during the six months ended June 30, 1997 and are included in operating expenses in the accompanying financial statements.

         Effective August 1, 1996, TCI began to provide certain facilities, services and personnel to Pacific. The scope of the facilities, personnel and services provided to Pacific and the respective charges payable in respect thereof are set forth in a services agreement entered into among TCI, TCIC and Pacific (the "Services Agreement"). Pursuant to the Services Agreement, TCIC provides to Pacific administrative and operational services necessary for the conduct of its business, including, but not limited to, such services as are generally performed by TCIC's accounting, finance, corporate, legal and tax departments. In addition, TCIC makes available to Pacific such general overall management services and strategic planning services as TCIC and Pacific have agreed, and provides Pacific with such access to and assistance from TCIC engineering and construction groups and TCIC's programming and technology/venture personnel at Pacific's request.

         The Services Agreement also provides that, for so long as TCIC continues to beneficially own shares of Pacific's common stock representing at least a majority in voting power of the outstanding shares of capital stock of Pacific entitled to vote generally in the election of directors, TCIC will continue to provide in the same manner, and on the same basis as is generally provided from time to time to other participating TCIC subsidiaries, benefits and administrative services to Pacific's employees. In this regard, Pacific is allocated that portion of TCIC's compensation expense attributable to benefits extended to employees of Pacific.
                                                                     (continued)

              TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                        Notes to Financial Statements


         Pursuant to the Services Agreement, Pacific reimburses TCIC for all direct expenses incurred by TCIC in providing such services and a pro rata share of all indirect expenses incurred by TCIC in connection with the rendering of such services, including a pro rata share of the salary and other compensation of TCIC employees performing services for Pacific and general overhead expenses. Charges for expenses incurred in connection with the Services Agreement were $6,659,000 during the six months ended June 30, 1997, and are included in selling, general and administrative expenses in the accompanying financial statements. The obligations of TCIC to provide services under the Services Agreement (other than TCIC's obligation to allow Pacific's employees to participate in TCIC's employee benefit plans) will continue in effect until terminated by any party to the Services Agreement at any time on not less than 60 days' notice.

         Prior to the Acquisition, Viacom provided VII Cable with certain general services, including insurance, legal, financial and other corporate functions. Charges for these services were made primarily based on the average of certain specified ratios of revenues, operating income and net assets. Management believes that the methodologies used to allocate these charges were reasonable. The charges for such services were $4,838,000 for the six months ended June 30, 1996, and are included in selling, general and administrative expenses in the accompanying financial statements.

         Prior to the Acquisition, VII Cable, through the normal course of business, was involved in transactions with companies owned by or affiliated with Viacom. VII Cable had agreements to distribute television programs of such companies, including Showtime Networks Inc., MTV Networks, Comedy Central and USA Networks. The agreements required VII Cable to pay license fees based upon the number of customers receiving the service. Affiliate license fees incurred and paid under these agreements were $16,846,000 for the six months ended June 30, 1996. In addition, cooperative advertising expenses charged to affiliated companies were $168,000 for the six months ended June 30, 1996.

         Viacom allocated to VII Cable interest expense of $22,933,000 during the six months ended June 30, 1996. Such allocated interest expense is related to Viacom corporate debt and was allocated to VII Cable on the basis of a percentage of VII Cable's average net assets to Viacom's average net assets.

         Subsequent to the Acquisition, Pacific has been included in the consolidated federal income tax return of TCI. Income tax expense or benefit for Pacific is based on those items in the consolidated calculation applicable to Pacific. Intercompany tax allocation represents an apportionment of tax expense or benefit (other than deferred taxes) among the subsidiaries of TCI in relation to their respective amounts of taxable earnings or losses. The payable or receivable arising from the intercompany tax allocation is recorded as an increase or decrease in amounts due to TCIC.

(8)      Commitments

         The Company leases business offices, has entered into pole rental agreements and uses certain equipment under lease arrangements. Rental expense under such arrangements amounted to $3,372,000 and $3,993,000 during the six months ended June 30, 1997 and 1996, respectively.

              TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES


Management's Discussion and Analysis of
   Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The following discussion focuses on material changes in the trends, risks and uncertainties affecting the Company's results of operations and financial condition. Reference should also be made to the Company's financial statements included herein.

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

         One measure of liquidity is commonly referred to as "interest coverage". Interest coverage, which is measured by the ratio of Operating Cash Flow (operating income before depreciation and amortization) ($114,486,000 for the six months ended June 30, 1997) to interest expense ($49,994,000 for the six months ended June 30, 1997), is determined by reference to the statements of operations. The Company's interest coverage ratio was 229% for the six months ended June 30, 1997. Management of the Company believes that the foregoing interest coverage ratio is adequate in light of the relative predictability of its cable television operations and the Company's interest expense. However, the Company's current intent is to reduce its outstanding indebtedness such that its interest coverage ratio could be increased. There is no assurance that the Company will be able to achieve such objective. Operating Cash Flow is a measure of value and borrowing capacity within the cable television industry and is not intended to be a substitute for cash flows provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such. Operating Cash Flow, as defined, does not take into consideration substantial costs of doing business, such as interest expense, and should not be considered in isolation to other measures of performance.

         Another measure of liquidity is net cash provided by operating activities, as reflected in the accompanying statements of cash flows. Net cash provided by operating activities ($60,580,000 for the six months ended June 30, 1997) reflects net cash from the operations of the Company available for the Company's liquidity needs after taking into consideration the aforementioned additional substantial costs of doing business not reflected in Operating Cash Flow. Management believes that net cash provided by operating activities, the available credit under the Revolving Loan, and advances from TCIC, if necessary, will provide adequate sources of short-term and long-term liquidity in the future. See the Company's statements of cash flows included in the accompanying financial statements.


                                                                     (continued)

              TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES

         In connection with the Transaction Agreements described in note 1, Viacom International Inc. borrowed $1.7 billion pursuant to the Credit Agreement, $350 million of which was repaid with the proceeds from the TCIC capital contribution described in note 1. At June 30, 1997, the Credit Agreement consists of a $300 million term loan which is due December 31, 2004 and a $1.05 billion revolving commitment loan that provides for semi-annual escalating commitment reductions from June 30, 1998 through September 30, 2004. The Term Loan and the Revolving Loan provide for quarterly interest payments at variable rates (7.2% and 6.8% respectively, at June 30, 1997) based upon the Company's debt to cash flow ratio (as defined in the Credit Agreement). The Credit Agreement contains restrictive covenants which require, among other things, the maintenance of specified cash flow and financial ratios and include certain limitations of indebtedness, investments, guarantees, dispositions, stock repurchases and dividend payments. In addition, the Revolving Loan requires a commitment fee ranging from 3/8% to 1/2% per annum to be paid quarterly on the average unborrowed portion of the total amount available for borrowing. At June 30, 1997, the unborrowed portion of the revolving loan was $435 million.

         At June 30, 1997, all of the Pacific's debt bore interest at variable interest rates. Accordingly in an environment of rising interest rates, the Company could experience an increase in its interest expense. In order to diminish its exposure to such interest expense increases, and in accordance with the terms of the Credit Agreement and to diminish its exposure to extreme increases in variable interest rates, Pacific has entered into an Interest Rate Swap with TCIC pursuant to which Pacific will pay a fixed interest rate of 7.5% on a notional amount of $600 million. The terms of the Interest Rate Swap become effective only if the one month LIBOR rate exceeds 6.5% for five consecutive days within the two-year observation period, as defined by the Interest Rate Swap. In the event the Trigger occurs, the terms of the agreement become effective until August 1, 2001. As of June 30, 1997, the terms of the Interest Rate Swap had not become effective.

(2)      Material changes in results of operations:

         Revenue

         The operation of the Company's cable television systems is regulated at the federal, state and local levels. The Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996 (collectively, the "Cable Acts") established rules under which the Company's basis and tier service rates and its equipment and installation charges (the "Regulated Services") are regulated if a complaint is filed or if the appropriate franchise authority is certified.

         During the six months ended June 30, 1997, 76% of the Company's revenue was derived from Regulated Services. As noted above, any increase in rates charged for Regulated Services are regulated by the Cable Acts. Moreover, competitive factors may limit the Company's ability to increase its service rates.

         Revenue increased approximately 5% for the six months ended June 30, 1997, as compared to the corresponding period of 1996. The increase is primarily attributable to a 9% increase in the average primary rate and a 4% increase in the average premium rate. As of June 30, 1997, Pacific served approximately 1,172,000 basic customers subscribing to approximately 843,000 premium units. Exclusive of subscribers gained in the acquisition of the cable system in and around Boulder County, Colorado, this represents a 1% and 8% decrease in basic customers and premium units, respectively, since December 31, 1996.

                                                                     (continued)

              TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES

(2)      Material changes in results of operations (continued):

Operating Costs and Expenses

         Operating expenses decreased 6% for the six months ended June 30, 1997, as compared to the corresponding period in 1996. Such decrease is due to efficiencies realized as a result of the Acquisition offset by an increase in programming costs.

         Selling, general and administrative ("SG&A") expenses decreased 13% for the six months ended June 30, 1997, as compared to the corresponding period in 1996. The majority of this decrease is due to lower salaries and related expenses due to a reduction in work force in December of 1996.

         Prior to the Acquisition, Viacom provided VII Cable with certain general services, including insurance, legal, financial and other corporate functions. Charges for these services were based on the average of certain specified ratios of revenue, operating income and net assets of VII Cable in relation to Viacom. The charges for such services were $4,838,000 for the six month period and are included in SG&A.

         Effective August 1, 1996, TCI began to provide certain facilities, services and personnel to Pacific. The scope of the facilities, personnel and services to Pacific and the respective charges payable in respect thereof are set forth in the Services Agreement. Pursuant to the Services Agreement, TCI provides to Pacific administrative and operational services necessary for the conduct of its business, including, but not limited to, such services as are generally performed by TCI's accounting, finance, corporate, legal and tax departments. In addition, TCI makes available to Pacific such general overall management services and strategic planning services as TCI and Pacific have agreed, and provides Pacific with such access to and assistance from TCI engineering and construction groups and TCI's programming and technology/venture personnel at Pacific's request.

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

         In this regard, Pacific is allocated that portion of TCI's compensation expense attributable to benefits extended to employees of Pacific. Pursuant to the Services Agreement, Pacific reimburses TCI for all direct expenses incurred by TCI employees in providing such services and a pro rata share of all indirect expenses incurred by such TCI employees in connection with the rendering of such services, including a pro rata share of the salary and other compensation of TCI employees performing services for Pacific and general overhead expenses. Charges for expenses incurred in connection with the Services Agreement were $6,659,000 during the six month period and are included in SG&A. See note 7 to the accompanying financial statements.

         Depreciation expense decreased 38% for the six months ended June 30, 1997, as compared to the corresponding period in 1996. Such decrease is attributable to the consummation of the Acquisition, in which Pacific recorded property and equipment at fair market value which was less than VII Cable's historical cost, offset by an increase in depreciation due to capital expenditures. Depreciation expense for the 1997 period includes $2,840,000 attributable to the five-month period ended December 31, 1996.

                                                                     (continued)

              TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES

(2)      Material changes in results of operations (continued):

         Amortization expense increased 321% for the six months ended June 30, 1997, as compared to the corresponding period in 1996. Such increases are attributable to increased franchise costs as a result of the Acquisition.

Other Income and Expense and Net Loss

         Interest expense increased 108% for the six months ended June 30, 1997, as compared to the corresponding period in 1996. Such increase is due to interest related to the $1.7 billion Credit Agreement entered into prior to consummation of the Exchange Offer. Interest expense for periods prior to the Acquisition reflects amounts recorded by VII Cable on borrowings under a credit agreement and amounts allocated by Viacom to VII Cable based on a percentage of VII Cable's average net assets to Viacom's average net assets.

         VII Cable was included in the consolidated federal, state and local income tax returns filed by Viacom. However, the income tax provision was prepared on a separate return basis as though VII Cable filed stand-alone income tax returns.

         Subsequent to the Acquisition, Pacific has been included in the consolidated federal income tax return of TCI. Income tax expense or benefit for Pacific is based on those items in the consolidated calculation applicable to Pacific. Intercompany tax allocation represents an apportionment of tax expense or benefit (other than deferred taxes) among the subsidiaries of TCI in relation to their respective amounts of taxable earnings or losses. The payable or receivable arising from the intercompany tax allocation is recorded as an increase or decrease in amounts due to TCIC.

         The Company's net earnings (before preferred stock dividend requirements) of $3,168,000 for the six months ended June 30, 1997 represents a decrease of $5,636,000 as compared to the corresponding period of 1996. Such reduction primarily represents an increase in interest expense in 1997 partially offset by an increase in operating income and a decrease in income tax expense.

              TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES



PART II - OTHER INFORMATION

Item 6.  Exhibit and Reports on Form 8-K.

         (a)     Exhibit -

                 (27)     TCI Pacific Communications, Inc. Financial Data
                          Schedule

         (b) Reports on Form 8-K filed during the quarter ended June 30, 1997:

                      Date of                   Items
                      Report                  Reported               Financial Statements Filed
                      -------                 --------               --------------------------
                   June 25, 1997            Items 4 and 7                      None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 TCI PACIFIC COMMUNICATIONS, INC.





Date:     August 13, 1997        By:    /s/ Stephen M. Brett
                                       -----------------------------------
                                             Stephen M. Brett
                                               Senior Vice President
                                                 and Secretary



Date:     August 13, 1997        By:    /s/ Bernard W. Schotters
                                       -----------------------------------
                                             Bernard W. Schotters
                                               Senior Vice President and
                                                 Treasurer
                                                 (Principal Financial Officer)



Date:     August 13, 1997        By:    /s/ Gary K. Bracken
                                       -----------------------------------
                                             Gary K. Bracken
                                               Senior Vice President
                                               (Principal Accounting Officer)

                                 EXHIBIT INDEX


The following exhibits are filed herewith or are incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K) as noted:


         (27)       TCI Pacific Communications, Inc. Financial Data Schedule