Form 10-Q
period 1997-09-30
TCI PACIFIC COMMUNICATIONS INC
filed 1997-11-13
CIK 814135

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______ to _______


Commission File Number 1-9554


                       TCI PACIFIC COMMUNICATIONS, INC.
------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


       State of Delaware                                04-2980402
--------------------------------          ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


        5619 DTC Parkway
       Englewood, Colorado                                80111
----------------------------------------               ----------
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

     All of the Registrant's common stock is owned by TCI Communications, Inc. The number of shares outstanding of the Registrant's common stock as of October 31, 1997 was:

                       Class A Common Stock - 0 shares.
                      Class B Common Stock - 100 shares.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                              (see notes 1 and 2)

                          Consolidated Balance Sheets
                                  (unaudited)

                                                                    September 30,              December 31,
                                                                         1997                      1996
                                                                    -------------            --------------
Assets                                                                        amounts in thousands
------
Cash                                                                   $      311                       --
Restricted cash (note 1)                                                       --                   33,664
Trade and other receivables, net                                            5,366                   18,986
Prepaid expenses                                                            5,037                    6,144
Property and equipment, at cost:
 Land                                                                       5,798                    5,795
 Distribution systems                                                     380,755                  348,949
 Support equipment and buildings                                           36,784                   35,812
                                                                       ----------                ---------
                                                                          423,337                  390,556
 Less accumulated depreciation                                             43,682                   11,373
                                                                       ----------                ---------
                                                                          379,655                  379,183
                                                                       ----------                ---------
Franchise costs                                                         3,041,289                3,015,246
 Less accumulated amortization                                             88,744                   30,773
                                                                       ----------                ---------
                                                                        2,952,545                2,984,473
                                                                       ----------                ---------
Other assets, at cost, net of amortization                                 16,909                   18,111
                                                                       ----------                ---------
                                                                       $3,359,823                3,440,561
                                                                       ==========                =========
Liabilities and Common Stockholder's Equity
-------------------------------------------
Cash overdraft                                                         $       --                    9,736

Accounts payable                                                            3,283                    3,490

Accrued expenses:
 Accrued franchise fees                                                     7,159                    8,663
 Accrued property tax expense                                               1,952                    2,549
 Accrued payroll                                                            2,391                    1,559
 Other                                                                      9,781                   17,237
                                                                       ----------                ---------
                                                                           21,283                   30,008
                                                                       ----------                ---------

Subscriber advance payments                                                 2,197                    2,727

Debt (note 5)                                                             951,216                1,151,884

Deferred income taxes                                                   1,042,563                1,073,340

Other liabilities                                                             413                      380
                                                                       ----------                ---------

   Total liabilities                                                    2,020,955                2,271,565
                                                                       ----------                ---------

Exchangeable Preferred Stock (notes 1 and 6)                              629,676                  629,801

Common stockholder's equity:
 Class A common stock, $1 par value.  Authorized 6,257,961
  shares; no shares issued and outstanding                                     --                       --
 Class B common stock, $.01, par value.  Authorized 100
  shares; issued and outstanding 100 shares                                    --                       --
 Additional paid-in capital                                               313,641                  336,921
 Accumulated deficit                                                       (1,433)                  (2,452)
                                                                       ----------                ---------
                                                                          312,208                  334,469
 Due to TCI Communications, Inc. ("TCIC") (note 7)

                                                                          396,984                  204,726
                                                                       ----------                ---------
   Total common stockholder's equity                                      709,192                  539,195
                                                                       ----------                ---------

Commitments (note 8)
                                                                       $3,359,823                3,440,561
                                                                       ==========                =========

See accompanying notes to financial statements.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                              (see notes 1 and 2)

                           Statements of Operations
                                  (unaudited)


                                             Pacific      Pacific     VII Cable
                                             (note 2)     (note 2)    (note 2)
                                           ------------  -----------  ---------
                                           Three months  Two months   One month
                                               ended        ended       ended
                                          September 30, September 30,  July 31,
                                               1997         1996        1996
                                           ------------  -----------  ---------
                                                     amounts in thousands

Revenue                                        $127,888     82,008   |   40,961
                                                                     |
Operating costs and expenses:                                        |
   Operating (note 7)                            45,359     30,703   |   16,639
   Selling, general and administrative                               |
    (note 7)                                     31,657     18,008   |    9,351
   Depreciation                                  10,656      6,239   |    5,687
   Amortization                                  20,460     11,375   |    1,817
                                               --------    -------   |   ------
                                                108,132     66,325   |   33,494
                                               --------    -------   |   ------
                                                                     |
     Operating income                            19,756     15,683   |    7,467
                                                                     |
Other income (expense):                                              |
   Interest expense:                                                 |
     Related party (note 7)                      (6,708)   (16,744)  |   (6,905)
     Other                                      (17,272)        --   |       --
   Interest income                                   --         --   |    2,214
   Other, net                                         4       (506)  |      359
                                               --------    -------   |   ------
                                                (23,976)   (17,250)  |   (4,332)
                                               --------    -------   |   ------
                                                                     |
   Earnings (loss) before income taxes           (4,220)    (1,567)  |    3,135
                                                                     |
Income tax benefit (expense)                      2,071        666   |   (1,279)
                                               --------    -------   |   ------
                                                                     |
   Net earnings (loss)                           (2,149)      (901)  |    1,856
                                                                     |   ======
                                                                     |
Dividend requirement on Exchangeable                                 |
   Preferred Stock                               (7,823)    (5,214)  |
                                               --------    -------   |
                                                                     |
   Net loss attributable to common                                   |
      stockholder                              $ (9,972)    (6,115)  |
                                               ========    =======

See accompanying notes to financial statements.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                              (see notes 1 and 2)

                           Statements of Operations
                                  (unaudited)



                                            Pacific      Pacific     VII Cable
                                            (note 2)     (note 2)    (note 2)
                                          ------------  -----------  ---------
                                          Nine months   Two months Seven months
                                             ended        ended       ended
                                         September 30, September 30,  July 31,
                                              1997         1996        1996
                                         ------------- ------------- ----------
                                                    amounts in thousands

Revenue                                       $380,283     82,008   |  280,630
                                                                    |
Operating costs and expenses:                                       |
   Operating (note 7)                          131,863     30,703   |  108,652
   Selling, general and administrative                              |
    (note 7)                                    83,062     18,008   |   68,132
   Depreciation                                 32,498      6,239   |   40,681
   Amortization                                 58,714     11,375   |   10,899
                                              --------    -------   |  -------
                                               306,137     66,325   |  228,364
                                              --------    -------   |  -------
                                                                    |
     Operating income                           74,146     15,683   |   52,266
                                                                    |
Other income (expense):                                             |
   Interest expense:                                                |
     Related party (note 7)                    (16,876)   (16,744)  |  (30,908)
     Other                                     (57,098)        --   |       --
   Interest income                                 405         --   |    2,214
   Other, net                                      (46)      (506)  |      520
                                              --------    -------   |  -------
                                               (73,615)   (17,250)  |  (28,174)
                                              --------    -------   |  -------
                                                                    |
   Earnings (loss) before income taxes             531     (1,567)  |   24,092
                                                                    |
Income tax benefit (expense)                       488        666   |  (13,432)
                                              --------    -------   |  -------
                                                                    |
   Net earnings (loss)                           1,019       (901)  |   10,660
                                                                    |  =======
Dividend requirement on Exchangeable                                |
   Preferred Stock                             (23,280)    (5,214)  |
                                              --------    -------
   Net loss attributable to common
      stockholder                             $(22,261)    (6,115)
                                              ========    =======

See accompanying notes to financial statements.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                              (see notes 1 and 2)

             Consolidated Statement of Common Stockholder's Equity
                                  (unaudited)

                                                   Common Stock       Additional
                                                ------------------     paid-in      Accumulated     Due to      Total
                                                Class A    Class B     capital        deficit        TCIC      equity
                                                -------    -------    ----------    -----------     -------    -------
                                                                        amounts in thousands
 Balance at January 1, 1997                     $   --         --        336,921         (2,452)    204,726    539,195

   Net earnings                                     --         --            --           1,019         --       1,019
   Accreted dividends on Exchangeable
     Preferred Stock                                --         --        (23,280)           --          --     (23,280)
   Allocation of programming charges from
     TCIC (note 7)                                  --         --            --             --       92,111     92,111
   Allocation of expenses in connection with
     the Services Agreement (note 7)                --         --            --             --       11,421     11,421
   Intercompany income tax allocation               --         --            --             --       30,263     30,263
   Net cash transfers from TCIC                     --         --            --             --       58,463     58,463
                                                -------    -------    ----------    -----------     -------    -------

Balance at September 30, 1997                   $   --         --        313,641         (1,433)    396,984    709,192
                                                =======    =======    ==========    ===========     =======    =======

See accompanying notes to financial statements.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                              (see notes 1 and 2)

                            Statements of Cash Flows
                                  (unaudited)


                                          Pacific      Pacific     VII Cable
                                          (note 2)     (note 2)     (note 2)
                                        ------------  -----------  ----------
                                        Nine months   Two months   Seven months
                                           ended        ended         ended
                                       September 30, September 30,   July 31,
                                            1997         1996         1996
                                       ------------- ------------- ----------
                                                   amounts in thousands
                                                       (see note 3)
Cash flows from operating activities:
  Net earnings (loss)                      $   1,019        (901) |    10,660
  Adjustments to reconcile net                                    |
    earnings (loss) to net cash provided by                       |
    operating activities:                                         |
     Depreciation and amortization            91,212      17,614  |    51,580
     Intercompany tax allocation              30,263         775  |       --
     Deferred income tax expense                                  |
       (benefit)                             (30,777)     (1,441) |     2,559
     Other noncash credits                       --          --   |       (35)
     Changes in operating assets                                  |
       and liabilities:                                           |
       Change in receivables                  13,620      (7,769) |     1,215
       Change in accruals and                                     |
         payables                             (9,462)      3,050  |     6,288
       Change in prepaid expenses              1,107      (6,572) |       141
                                           ---------     -------  |   -------
                                                                  |
         Net cash provided by                                     |
             operating activities             96,982       4,756  |    72,408
                                           ---------     -------  |   -------
Cash flows from investing activities:                             |
  Capital expended for property and                               |
    equipment                                (27,108)     (2,626) |   (68,581)
  Cash paid for acquisitions                 (35,191)        --   |       --
  Decrease in restricted cash                 33,664         --   |       --
  Cash proceeds from disposition of                               |
    assets                                       --          --   |       81
  Other investing activities                   3,110       4,860  |    (4,364)
                                           ---------     -------  |   -------
                                                                  |
         Net cash provided by (used in)                           |
             investing activities            (25,525)      2,234  |   (72,864)
                                           ---------     -------  |   -------
                                                                  |
Cash flows from financing activities:                             |
  Change in cash overdraft                    (9,736)        --   |       --
  Borrowings of debt                             --          --   | 1,700,000
  Repayments of debt                        (200,000)    (25,001) |   (57,000)
  Payment of preferred stock dividends       (23,405)        --   |       --
  Net cash transfers from TCIC               161,995        (839) |       --
  Allocated charges from TCIC                    --       20,301  |       --
  Transfer of cash to Viacom International                        |
    Services Inc. ("New VII") as                                  |
    part of First Distribution                   --          --   |(1,701,112)
  Change in cash transfers from                                   |
    Viacom, Inc.                                 --          --   |     4,163
  Allocated charges from Viacom, Inc.            --          --   |    52,321
                                           ---------     -------  | ---------
                                                                  |
         Net cash used in financing                               |
             activities                      (71,146)     (5,539) |    (1,628)
                                           ---------     -------  | ---------
                                                                  |
         Net increase (decrease)                                  |
             in cash                             311       1,451  |    (2,084)
                                                                  |
           Cash at beginning of period            --      40,733  |     2,294
                                           ---------     -------  | ---------
                                                                  |
           Cash at end of period           $     311      42,184  |       210
                                           =========     =======    =========


See accompanying notes to financial statements.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                         Notes to Financial Statements

                               September 30, 1997
                                  (unaudited)


(1)  Acquisition and Related Transactions
     ------------------------------------

     On July 24, 1995, Viacom, Inc. ("Viacom"), Viacom International Inc. (after giving effect to the First Distribution as defined below, "VII Cable "), a wholly-owned subsidiary of Viacom, and New VII, a wholly-owned subsidiary of VII Cable, entered into certain agreements (the "Transaction Agreements") with Tele-Communications, Inc. ("TCI") and TCIC, a subsidiary of TCI, providing for, among other things, the conveyance of Viacom International Inc.'s non-cable assets and liabilities to New VII, the distribution of all of the common stock of New VII to Viacom (the "First Distribution"), the Exchange Offer (as defined below) and the issuance to TCIC of all of the Class B common stock of VII Cable. On June 24, 1996, Viacom commenced an exchange offer (the "Exchange Offer") pursuant to which Viacom shareholders had the option to exchange shares of Viacom Class A or Class B common stock ("Viacom Common Stock") for a total of 6,257,961 shares of VII Cable Class A common stock. The Exchange Offer expired on July 22, 1996 with a final exchange ratio of 0.4075 shares of VII Cable Class A common stock for each share of Viacom Common Stock accepted for exchange.

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

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                         Notes to Financial Statements


(2)  Basis of Presentation
     ---------------------
     Pacific, through its subsidiaries and affiliates, is principally engaged in the construction, acquisition, ownership, and operation of cable television systems. Pacific operates its cable television systems primarily in the following six geographic markets: the San Francisco and Northern California area; Salem, Oregon; the Seattle, Washington and Greater Puget Sound area; Houston, Texas; Boulder County, Colorado; and Dayton, Ohio.

     TCI's Common Stock, par value $1.00 per share, is comprised of six series:
     Tele-Commmunications, Inc. Series A TCI Group Common Stock ("Series A TCI Group Common Stock") and Tele-Communications, Inc. Series B TCI Group Common Stock (collectively the "TCI Group Common Stock"), Tele-Communications, Inc. Series A Liberty Media Group Common Stock and Tele-Communications, Inc. Series B Liberty Media Group Common Stock (collectively, the "Liberty Media Group Common Stock"). Tele-Communications, Inc. Series A TCI Ventures Group Common Stock and Tele-Communications, Inc. Series B TCI Ventures Group Common Stock (collectively, the "TCI Ventures Group Common Stock").

     The TCI Group Common Stock is intended to reflect the separate performance of the TCI Group, which is comprised of TCI's domestic distribution and communications businesses (other than the investments attributed to the TCI Ventures Group), and any other businesses and assets of TCI not attributed to either the Liberty Media Group or the TCI Ventures Group. The Liberty Media Group Common Stock is intended to reflect the separate performance of the Liberty Media Group, which is comprised of TCI's businesses, and investments in entities, that are engaged in the production, acquisition and distribution through all available formats and media of branded entertainment, educational and informational programming and software, including multimedia products, and its investments in entities engaged in electronic retailing, direct marketing, advertising sale relating to programming services, infomercials and transactions processing, and the operation of UHF television stations. The TCI Ventures Group Common Stock is intended to reflect the separate performance of the TCI Ventures Group, which is comprised of TCI's principal international assets and businesses and substantially all of TCI's non-cable and non-programming domestic assets and businesses. Pacific is a member of the TCI Group.

     In the accompanying financial statements and in the following text, references are made to VII Cable and Pacific. The period for the seven months ended July 31, 1996 reflects the carve-out historical results of operations of the cable television business of Viacom and is referred to as "VII Cable." The financial statements as of December 31, 1996 and September 30, 1997 and for the two months and nine months ended September 30, 1997 reflect the consolidated results of operations and financial condition of Pacific and are referred to as "Pacific." The "Company" refers to both Pacific and its predecessor entity, VII Cable.


                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                         Notes to Financial Statements

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

(3)  Derivative Financial Instruments
     --------------------------------

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

(4)  Supplemental Disclosure to Statements of Cash Flows
     ---------------------------------------------------

     Cash paid for interest was $74,012,000 for the nine months ended September 30, 1997. Cash paid for income taxes was not material for the nine months ended September 30, 1997.


                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                         Notes to Financial Statements


     Prior to the Acquisition, interest and income taxes were settled through the intercompany account. See note 7 for discussion of such charges.

     Significant noncash investing and financing activities are as follows:


                               Nine months       Two months      Seven months
                                  ended            ended             ended
                              September 30,    September 30,        July 31,
                                  1997             1996               1996
                              -------------    -------------     ------------
                                            amounts in thousands

     Accrued preferred stock                                  |
      dividends                  $23,280          5,214       |       --
                               =========        =======       |   ======
                                                              |


     The Company's transactions (other than intercompany income tax allocations between TCIC and Pacific) effected through Pacific's intercompany account with TCIC have been treated as constructive cash receipts and payments for purposes of the accompanying statements of cash flows.

(5)  Debt
     ----

     In connection with the Transaction Agreements described in note 1, Viacom International Inc. borrowed $1.7 billion pursuant to the Credit Agreement. The $300 million term loan and $50 million of the $1.05 billion revolving commitment loan (the "Revolving Loan") were repaid with the proceeds from the TCIC capital contribution described in note 1. At September 30, 1997, the Credit Agreement consisted of a $350 million term loan (the "Term Loan") which is due December 31, 2004 and the Revolving Loan which provides for semi-annual escalating commitment reductions from June 30, 1998 through September 30, 2004. The Term Loan and the Revolving Loan provide for quarterly interest payments at variable rates (7.2% and 6.8% respectively, at September 30, 1997) based upon the Company's debt to cash flow ratio (as defined in the Credit Agreement). The Credit Agreement contains restrictive covenants which require, among other things, the maintenance of specified cash flow and financial ratios and include certain limitations of indebtedness, investments, guarantees, dispositions, stock repurchases and dividend payments. In addition, the Revolving Loan requires a commitment fee ranging from 3/8% to 1/2% per annum to be paid quarterly on the average unborrowed portion of the total amount available for borrowing. At September 30, 1997, the unborrowed portion of the revolving loan was $450 million.

     Based on current rates available for debt of the same maturity, the Company believes that the fair value of Pacific's debt is approximately equal to its carrying value at September 30, 1997.



                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                         Notes to Financial Statements

     In accordance with the terms of the Credit Agreement, Pacific has entered into an Interest Rate Swap with TCIC pursuant to which Pacific will pay a fixed interest rate of 7.5% on a notional amount of $600 million. The terms of the Interest Rate Swap become effective only if the one month LIBOR rate exceeds 6.5% for five consecutive days within the two-year observation period, as defined by the Interest Rate Swap (the "Trigger"). In the event the Trigger occurs, the terms of the agreement become effective until August 1, 2001. As of September 30, 1997, the terms of the Interest Rate Swap have not become effective.

(6)  Exchangeable Preferred Stock
     ----------------------------

     The Company is authorized to issue and has issued 6,257,961 shares of 5% Class A Senior Cumulative Exchangeable Preferred Stock with a stated value of $100 per share in connection with the Acquisition (see note 1).

     The Exchangeable Preferred Stock is exchangeable, at the option of the holder commencing after the fifth anniversary of the date of issuance, for shares of Series A TCI Group Common Stock at an exchange rate of 5.447 shares of Series A TCI Group Common Stock for each share of Exchangeable Preferred Stock exchanged. The Exchangeable Preferred Stock is subject to redemption, at the option of Pacific, on or after the fifteenth day following the fifth anniversary of the date of issuance, initially at a redemption price of $102.50 per share and thereafter at prices declining ratably annually to $100 per share on and after the eighth anniversary of the date of issuance, plus accrued and unpaid dividends to the date of redemption. The Exchangeable Preferred Stock is also subject to mandatory redemption on the tenth anniversary of the date of issuance for $100 per share plus accrued and unpaid dividends. Amounts payable by the Company in satisfaction of its dividend, optional redemption and mandatory redemption obligations with respect to the Exchangeable Preferred Stock may be made in cash or, at the election of the Company, in shares of Series A TCI Group Common Stock, or in any combination of the foregoing. If payments are made in shares of Series A TCI Group Common Stock, Pacific will discount the market value of such stock by 5% in determining the number of shares required to be issued to satisfy such payments.

(7)  Related Party Transactions
     --------------------------

     Due to TCIC's ownership of 100% of the common equity of Pacific, the amounts due to TCIC have been classified as a component of common stockholder's equity in the accompanying consolidated balance sheets. Such amounts are due on demand and accrue interest at variable rates.

     Pacific purchases, at TCIC's cost, certain pay television and other programming through a certain indirect subsidiary of TCIC. Charges for such programming were $92,111,000 during the nine months ended September 30, 1997 and are included in operating expenses in the accompanying financial statements.


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

     Pursuant to the Services Agreement, Pacific reimburses TCIC for all direct expenses incurred by TCIC in providing such services and a pro rata share of all indirect expenses incurred by TCIC in connection with the rendering of such services, including a pro rata share of the salary and other compensation of TCIC employees performing services for Pacific and general overhead expenses. Charges for expenses incurred in connection with the Services Agreement were $11,421,000 during the nine months ended September 30, 1997 and $1,993,000 during the two months ended September 30, 1996. Such changes are included in selling, general and administrative expenses in the accompanying financial statements. The obligations of TCIC to provide services under the Services Agreement (other than TCIC's obligation to allow Pacific's employees to participate in TCIC's employee benefit plans) will continue in effect until terminated by any party to the Services Agreement at any time on not less than 60 days' notice.

     Prior to the Acquisition, Viacom provided VII Cable with certain general services, including insurance, legal, financial and other corporate functions. Charges for these services were made primarily based on the average of certain specified ratios of revenues, operating income and net assets. Management believes that the methodologies used to allocate these charges were reasonable. The charges for such services were $5,750,000 for the seven months ended July 31, 1996, and are included in selling, general and administrative expenses in the accompanying financial statements.



                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                         Notes to Financial Statements


     Prior to the Acquisition, VII Cable, in the normal course of business, was involved in transactions with companies owned by or affiliated with Viacom. VII Cable had agreements to distribute television programs of such companies, including Showtime Networks Inc., MTV Networks, Comedy Central and USA Networks. The agreements required VII Cable to pay license fees based upon the number of customers receiving the service. Affiliate license fees incurred and paid under these agreements were $19,858,000 for the seven months ended July 31, 1996. In addition, cooperative advertising expenses charged to affiliated companies were $364,000 for the seven months ended July 31, 1996.

     Viacom allocated to VII Cable interest expense of $26,019,000 during the seven months ended July 31, 1996. Such allocated interest expense is related to Viacom corporate debt and was allocated to VII Cable on the basis of a percentage of VII Cable's average net assets to Viacom's average net assets.

     Prior to the Acquisition, VII Cable was included in the consolidated federal income tax returns of Viacom. Tax expense for the seven months ended July 31, 1996 reflected in the accompanying statements of operations has been prepared on a separate return basis as though VII Cable had filed stand-alone income tax returns. The current income tax liabilities for such periods have been satisfied by Viacom. In connection with the transactions described in note 1, Viacom agreed to indemnify VII Cable against income tax assessments, if any, arising from federal, state or local tax audits for periods in which VII Cable was a member of Viacom's consolidated tax group.

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

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                         Notes to Financial Statements


     A tax sharing agreement (the "Old Tax Sharing Agreement") among TCI, TCIC and certain subsidiaries of TCI was implemented effective July 1, 1995. The Old Tax Sharing Agreement formalized certain of the elements of a pre-existing tax sharing arrangement and contains additional provisions regarding the allocation of certain consolidated income tax attributes and the settlement procedures with respect to the intercompany allocation of current tax attributes. Under the Old Tax Sharing Agreement, TCIC was responsible to TCI for its share of consolidated income tax liabilities (computed as if TCI were not liable for the alternative minimum tax) determined in accordance with the Old Tax Sharing Agreement, and TCI was responsible to TCIC to the extent that the income tax attributes generated by TCIC and its subsidiaries were utilized by TCI to reduce its consolidated income tax liabilities (computed as if TCI were not liable for the alternative minimum tax). The tax liabilities and benefits of such entities so determined are charged or credited to an intercompany account between TCI and TCIC. Such intercompany account is required to be settled only upon the date that an entity ceases to be a member of TCI's consolidated group for federal income tax purposes. Under the Old Tax Sharing Agreement, TCI retains the burden of any alternative minimum tax and has the right to receive the tax benefits from an alternative minimum tax credit attributable to any tax period beginning on or after August 1, 1996 and ending on or before October 1, 1997.

     Effective October 1, 1997, (the "Effective Date"), the Old Tax Sharing Agreement was replaced by a new tax sharing agreement, as amended by the First Amendment thereto (the "New Tax Sharing Agreement"), which governs the allocation and sharing of income taxes by the TCI Group, the Liberty Media Group and the TCI Ventures Group (each a "Group"). The Company and its subsidiaries are members of the TCI Group for purposes of the New Tax Sharing Agreement. Effective for periods on and after the Effective Date, federal income taxes will be computed based upon the type of tax paid by TCI (on a regular tax or alternative minimum tax basis) on a separate basis for each Group. Based upon these separate calculations, an allocation of tax liabilities and benefits will be made such that each Group will be required to make cash payments to TCI based on its allocable share of TCI's consolidated federal income tax liabilities (on a regular tax or alternative minimum tax basis, as applicable) attributable to such Group and actually used by TCI in reducing its consolidated federal income tax liability. Tax attributes and tax basis in assets would be inventoried and tracked for ultimate credit to or charge against each Group. Similarly, in each taxable period that TCI pays alternative minimum tax, the federal income tax benefits of each Group, computed as if such Group were subject to regular tax, would be inventoried and tracked for payment to or payment by each Group in years that TCI utilizes the alternative minimum tax credit associated with such taxable period. The Group generating the utilized tax benefits would receive a cash payment only if, and when, the unutilized taxable losses of the other Group are actually utilized. If the unutilized taxable losses expire without ever being utilized, the Group generating the utilized tax benefits will never receive payment for such benefits. Pursuant to the New Tax Sharing Agreement, state and local income taxes are calculated on a separate return basis for each Group (applying provisions of state and local tax law and related regulations as if the Group were a separate unitary or combined group for tax purposes), and TCI's combined or unitary tax liability is allocated among the Groups based upon such separate calculation.

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                         Notes to Financial Statements

     Notwithstanding the foregoing, items of income, gain, loss, deduction or credit resulting from certain specified transactions that are consummated after the Effective Date pursuant to a letter of intent or agreement that was entered into prior to the Effective Date will be shared and allocated pursuant to the terms of the Old Tax Sharing Agreement as amended.

(8)  Commitments
     -----------

     The Company leases business offices, has entered into pole rental agreements and uses certain equipment under lease arrangements. Rental expense under such arrangements amounted to $6,202,000 and $5,524,000 during the nine months ended September 30, 1997 and 1996, respectively.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES


Management's Discussion and Analysis of
---------------------------------------
 Financial Condition and Results of Operations
 ---------------------------------------------

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

(1)  Material changes in financial condition:
     ----------------------------------------

     On July 24, 1995, Viacom, VII Cable, and New VII entered into the Transaction Agreements with TCI and TCIC, providing for, among other things, the conveyance of Viacom International Inc.'s non-cable assets and liabilities to New VII, the First Distribution, the Exchange Offer and the issuance to TCIC of all of the Class B common stock of VII Cable. On June 24, 1996, Viacom commenced the Exchange Offer pursuant to which Viacom shareholders had the option to exchange shares of Viacom Class A or Class B common stock for a total of 6,257,961 shares of VII Cable Class A common stock. The Exchange Offer expired on July 22, 1996 with a final exchange ratio of 0.4075 shares of VII Cable Class A common stock for each share of Viacom Common Stock accepted for exchange.

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

     On May 8, 1996, IMP consummated the transactions contemplated by the Houston Purchase Agreements. In connection with the Acquisition, IMP exchanged its Houston cable system plus cash amounting to $36,633,000 for VII Cable's Nashville cable system. The Exchange Cash was escrowed for cable system acquisitions. In January 1997, the Company used the Exchange Cash to purchase a cable system serving approximately 20,000 subscribers in and around Boulder County, Colorado. See note 1 to the accompanying financial statements for additional discussion of the Acquisition and the Houston Purchase Agreements.


                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES

     ----------------------------------------------------

     The Exchangeable Preferred Stock is exchangeable, at the option of the holder commencing after the fifth anniversary of the date of issuance, for shares of Series A TCI Group Common Stock at an exchange rate of 5.447 shares of Series A TCI Group Common Stock for each share of Exchangeable Preferred Stock exchanged. The Exchangeable Preferred Stock is subject to redemption, at the option of Pacific, on or after the fifteenth day following the fifth anniversary of the date of issuance, initially at a redemption price of $102.50 per share and thereafter at prices declining ratably annually to $100 per share on and after the eighth anniversary of the date of issuance, plus accrued and unpaid dividends to the date of redemption. The Exchangeable Preferred Stock is also subject to mandatory redemption on the tenth anniversary of the date of issuance for $100 per share plus accrued and unpaid dividends. Amounts payable by the Company in satisfaction of its dividend, optional redemption and mandatory redemption obligations with respect to the Exchangeable Preferred Stock may be made in cash or, at the election of the Company, in shares of Series A TCI Group Common Stock, or in any combination of the foregoing. If payments are made in shares of Series A TCI Group Common Stock, Pacific will discount the market value of such stock by 5% in determining the number of shares required to be issued to satisfy such payments.

     One measure of liquidity is commonly referred to as "interest coverage". Interest coverage, which is measured by the ratio of Operating Cash Flow (operating income before depreciation and amortization) ($165,358,000 for the nine months ended September 30, 1997) to interest expense ($73,974,000 for the nine months ended September 30, 1997), is determined by reference to the statements of operations. The Company's interest coverage ratio was 224% for the nine months ended September 30, 1997. Management of the Company believes that such interest coverage ratio is adequate in light of the relative predictability of its cable television operations and the Company's interest expense. However, the Company's current intent is to reduce its outstanding indebtedness such that its interest coverage ratio could be increased. There is no assurance that the Company will be able to achieve such objective. Operating Cash Flow is a measure of value and borrowing capacity within the cable television industry and is not intended to be a substitute for cash flows provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such. Operating Cash Flow, as defined, does not take into consideration substantial costs of doing business, such as interest expense, and should not be considered in isolation to other measures of performance.

     Another measure of liquidity is net cash provided by operating activities, as reflected in the accompanying statements of cash flows. Net cash provided by operating activities ($96,982,000 for the nine months ended September 30, 1997) reflects net cash from the operations of the Company available for the Company's liquidity needs after taking into consideration the aforementioned additional substantial costs of doing business not reflected in Operating Cash Flow. Management believes that net cash provided by operating activities, the available credit under the Revolving Loan, and advances from TCIC, if necessary, will provide adequate sources of short-term and long-term liquidity in the future. See the Company's statements of cash flows included in the accompanying financial statements.


                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES

     ----------------------------------------------------

     At September 30, 1997, the Credit Agreement consists of a $350 million term loan which is due December 31, 2004 and a $1.05 billion revolving commitment loan that provides for semi-annual escalating commitment reductions from June 30, 1998 through September 30, 2004. The Term Loan and the Revolving Loan provide for quarterly interest payments at variable rates (7.2% and 6.8% respectively, at September 30, 1997) based upon the Company's debt to cash flow ratio (as defined in the Credit Agreement). The Credit Agreement contains restrictive covenants which require, among other things, the maintenance of specified cash flow and financial ratios and include certain limitations of indebtedness, investments, guarantees, dispositions, stock repurchases and dividend payments. In addition, the Revolving Loan requires a commitment fee ranging from 3/8% to 1/2% per annum to be paid quarterly on the average unborrowed portion of the total amount available for borrowing. At September 30, 1997, the unborrowed portion of the revolving loan was $450 million.

     At September 30, 1997, all of Pacific's debt bore interest at variable interest rates. Accordingly, in an environment of rising interest rates, the Company could experience an increase in its interest expense. In order to diminish its exposure to such interest expense increases, and in accordance with the terms of the Credit Agreement, Pacific has entered into an Interest Rate Swap with TCIC pursuant to which Pacific will pay a fixed interest rate of 7.5% on a notional amount of $600 million. The terms of the Interest Rate Swap become effective only if the one month LIBOR rate exceeds 6.5% for five consecutive days within the two-year observation period, as defined by the Interest Rate Swap. In the event the Trigger occurs, the terms of the agreement become effective until August 1, 2001. As of September 30, 1997, the terms of the Interest Rate Swap had not become effective.

(2)  Material changes in results of operations:
     -----------------------------------------

     Revenue
     -------

     Due to the consummation of the Acquisition, the Company's 1996 statement of operations includes information reflecting the two month period ended September 30, 1996 (the "Two Month Period") and the seven month period ended July 31, 1996 (the "Seven Month Period"). In order to provide a meaningful basis for comparing the years ended December 31, 1996 and 1995, the Two Month Period has been combined with the Seven Month Period for purposes of the following discussion and analysis.

     The operation of the Company's cable television systems is regulated at the federal, state and local levels. The Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996 (collectively, the "Cable Acts") established rules under which the Company's basic and tier service rates and its equipment and installation charges (the "Regulated Services") are regulated if a complaint is filed or if the appropriate franchise authority is certified.

     During the nine months ended September 30, 1997, 75% of the Company's revenue was derived from Regulated Services. As noted above, any increase in rates charged for Regulated Services are regulated by the Cable Acts. Moreover, competitive factors may limit the Company's ability to increase its service rates.

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES

     -----------------------------------------------------

     Revenue increased 5% for the nine months ended September 30, 1997, as compared to the corresponding period of 1996. The majority of such increase is attributable to a 7% increase in the average primary rate, partially offset by a 4% decrease in the average premium rate. As of September 30, 1997, Pacific served approximately 1,167,000 basic customers subscribing to approximately 855,000 premium units. Exclusive of subscribers gained in the acquisition of the cable system in and around Boulder County, Colorado, basic customers and premium units decreased 2% and 7%, respectively, since December 31, 1996. In addition, advertising sales accounted for the remaining increase in revenue.

Operating Costs and Expenses
----------------------------

     Operating expenses decreased 5% for the nine months ended September 30, 1997, as compared to the corresponding period in 1996. Such decrease is due to efficiencies realized as a result of the Acquisition offset by an increase in programming costs. Pacific, as a member of the TCI Group, cannot determine whether and to what extent increases in the cost of programming will affect its future operating costs. However, due to TCI Group's obligations under a 25-year affiliation agreement with an affiliate, it is anticipated that TCI Group's programming costs with respect to STARZ!, a first-run premium movie programming service, and Encore, a premium movie programming service airing movies from the 1960s, 1970s and 1980s, will increase in 1998 and future periods.

     Selling, general and administrative ("SG&A") expenses increased 16% and decreased 4% for the three and nine months ended September 30, 1997, respectively, as compared to the corresponding period in 1996. The increase during the three-month period is due to an increase in overhead allocated to Pacific and other individually insignificant items.

     Prior to the Acquisition, Viacom provided VII Cable with certain general and administrative services, including insurance, legal, financial and other corporate functions. Charges for such services were based on the average of certain specified ratios of revenue, operating income and net assets of VII Cable in relation to Viacom. The charges for such services were $5,750,000 for the seven month period and are included in SG&A.

     Effective August 1, 1996, and pursuant to the Services Agreement, TCI provides to Pacific administrative and operational services necessary for the conduct of its business, including, but not limited to, such services as are generally performed by TCI's accounting, finance, corporate, legal and tax departments. In addition, TCI makes available to Pacific such general overall management services and strategic planning services as TCI and Pacific have agreed, and provides Pacific with such access to and assistance from TCI engineering and construction groups and TCI's programming and technology/venture personnel at Pacific's request.

     The Services Agreement also provides that, TCI will provide benefits and administrative services to Pacific's employees. In this regard, Pacific is allocated that portion of TCI's compensation expense attributable to benefits extended to employees of Pacific. Pursuant to the Services Agreement, Pacific reimburses TCI for all direct expenses incurred by TCI employees in providing such services and a pro rata share of all indirect expenses incurred by such TCI employees in connection with the rendering of such services, including a pro rata share of the salary and other compensation of TCI employees performing services for Pacific and general overhead expenses. Charges for expenses incurred in connection with the Services Agreement were $11,421,000 during the nine months ended September 30, 1997 and $1,993,000 during the two months ended September 30, 1996 and are included in SG&A. See note 7 to the accompanying financial statements.

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES


     Depreciation expense decreased 31% for the nine months ended September 30, 1997, as compared to the corresponding period in 1996. Such decrease is attributable to the consummation of the Acquisition, in which Pacific recorded property and equipment at fair market value which was less than VII Cable's historical cost. Such reduction was partially offset by an increase in depreciation due to capital expenditures. Depreciation expense for the 1997 period includes $2,840,000 attributable to the five-month period ended December 31, 1996.

     Amortization expense increased 164% for the nine months ended September 30, 1997, as compared to the corresponding period in 1996. Such increases are attributable to increased franchise costs as a result of the Acquisition.

Other Income and Expense and Net Loss
-------------------------------------

     Interest expense increased 55% for the nine months ended September 30, 1997, as compared to the corresponding period in 1996. Such increase is due to interest related to the $1.7 billion Credit Agreement entered into prior to consummation of the Exchange Offer. Interest expense for periods prior to the Acquisition reflects amounts recorded by VII Cable on borrowings under a credit agreement and amounts allocated by Viacom to VII Cable based on a percentage of VII Cable's average net assets to Viacom's average net assets.

     VII Cable was included in the consolidated federal, state and local income tax returns filed by Viacom. However, the income tax provision was prepared on a separate return basis as though VII Cable filed stand-alone income tax returns.

     Subsequent to the Acquisition, Pacific has been included in the consolidated federal income tax return of TCI. Income tax expense or benefit for Pacific was calculated pursuant to the Old Tax Sharing Agreement through September 30, 1997. Effective October 1, 1997, Pacific's income tax provision will be calculated in accordance with the New Tax Sharing Agreement. See note 7 to the accompanying financial statements.

     As a result of the above-described fluctuations in Pacific's results of operations, the Company's net earnings (before preferred stock dividend requirements) of $1,019,000 for the nine months ended September 30, 1997 decreased by $8,740,000 as compared to the corresponding period of 1996.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES



PART II - OTHER INFORMATION

Item 6.   Exhibit and Reports on Form 8-K.
------    -------------------------------

     (a)  Exhibit -

          (27) TCI Pacific Communications, Inc. Financial Data Schedule

     (b)  Reports on Form 8-K filed during the quarter ended September 30, 1997:

          None.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 TCI PACIFIC COMMUNICATIONS, INC.





Date:  November 13, 1997         By: /s/ Stephen M. Brett
                                    --------------------------------
                                    Stephen M. Brett
                                     Senior Vice President
                                      and Secretary



Date:  November 13, 1997         By: /s/ Bernard W. Schotters
                                    --------------------------------
                                    Bernard W. Schotters
                                     Senior Vice President and
                                      Treasurer
                                       (Principal Financial Officer)



Date:  November 13, 1997         By: /s/ Gary K. Bracken
                                    --------------------------------
                                    Gary K. Bracken
                                     Senior Vice President
                                      (Principal Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


The following exhibits are filed herewith or are incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K) as noted:


          (27) TCI Pacific Communications, Inc. Financial Data Schedule