Form 10-K
period 1997-12-31
TCI PACIFIC COMMUNICATIONS INC
filed 1998-03-23
CIK 814135

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1997

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       For the transition period from ____ to ____

Commission File Number 1-9554



                       TCI PACIFIC COMMUNICATIONS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


      State of Delaware                             04-2980402
-----------------------------------     -----------------------------------
(State or other jurisdiction of         (I.R.S.Employer Identification No.)
incorporation or organization)

    5619 DTC Parkway
    Englewood, Colorado                                80111
----------------------------------------             ----------
(Address of principal executive offices)             (Zip Code)

      Registrant's telephone number, including area code:  (303) 267-5500

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
           5% Class A Senior Cumulative Exchangeable Preferred Stock

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.     Yes      No  X
                                              ---      -----

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

          The aggregate market value of the 5% Class A Senior Cumulative Exchangeable Preferred Stock held by nonaffiliates of TCI Pacific
Communications, Inc., computed by reference to the last sales price of such stock, as of the close of trading on January 30, 1998, was $1,011,055,000.

          All of the Registrant's common stock is owned by TCI Communications, Inc. The number of shares outstanding of the Registrant's common stock, as of January 30, 1998, was:

                      Class B common stock - 100 shares.

                       TCI PACIFIC COMMUNICATIONS, INC.

                        1997 ANNUAL REPORT ON FORM 10-K

                               Table of Contents



                                     PART I                     Page
                                                                ----
Item 1.    Business...........................................  I-1

Item 2.    Properties.........................................  I-15

Item 3.    Legal Proceedings..................................  I-15

Item 4.    Submission of Matters to a Vote of Security Holders  I-15


                                     PART II

Item 5.    Market for Registrant's Common Equity and
            Related Stockholder Matters......................   II-1

Item 6.    Selected Financial Data...........................   II-2

Item 7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............   II-3

Item 8.    Financial Statements and Supplementary Data.......   II-10

Item 9.    Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure...........   II-10


                                     PART III

Item 10.   Directors and Executive Officers of the Registrant   III-1

Item 11.   Executive Compensation............................   III-3

Item 12.   Security Ownership of Certain Beneficial Owners
            and Management...................................   III-4

Item 13.   Certain Relationships and Related Transactions....   III-13


                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K..............................   IV-1

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

     Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, some of the statements contained under the captions "BUSINESS" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company (or entities in which the Company has interests), or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends; the regulatory and competitive environment of the industries in which the Company and the entities in which the Company has interests operate; uncertainties inherent in new business strategies, new product launches and development plans; rapid technological changes, the acquisition, development and/or financing of telecommunications networks and services; the development and provision of programming for new television and telecommunications technologies; future financial performance, including availability, terms and deployment of capital; the ability of vendors to deliver required equipment, software and services; availability of qualified personnel; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission ("FCC"), and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; competitor responses to the Company's products and services, and the products and services of the entities in which the Company has interests, and the overall market acceptance of such products and services; and other factors. These forward-looking statements (and such risks, uncertainties and other factors) speak only as of the date of this Report, and the Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any other change in events, conditions or circumstances on which any such statement is based.

     On July 24, 1995, Viacom Inc. ("Viacom"), Viacom International Inc. (after giving effect to the First Distribution as defined below, "VII Cable"), a wholly-owned subsidiary of Viacom, and Viacom International Services Inc. ("New VII"), a wholly-owned subsidiary of VII Cable, entered into certain agreements with Tele-Communications, Inc. ("TCI") and TCI Communications, Inc. ("TCIC"), a subsidiary of TCI, providing for, among other things, the conveyance of Viacom International Inc.'s non-cable assets and liabilities to New VII, the distribution of all of the common stock of New VII to Viacom (the "First Distribution"), the Exchange Offer (as defined below) and the issuance to TCIC of all of the Class B common stock of VII Cable. On June 24, 1996, Viacom commenced an exchange offer (the "Exchange Offer") pursuant to which Viacom shareholders had the option to exchange shares of Viacom Class A or Class B common stock ("Viacom Common Stock") for a total of 6,257,961 shares of VII Cable Class A common stock. The Exchange Offer expired on July 22, 1996 with a final exchange ratio of 0.4075 shares of VII Cable Class A common stock for each share of Viacom Common Stock accepted for exchange.

     Prior to the consummation of the Exchange Offer on July 31, 1996, Viacom International Inc. entered into a $1.7 billion credit agreement (the "Credit Agreement"). Proceeds from the Credit Agreement were transferred by Viacom International Inc. to New VII as part of the First Distribution. Immediately following the consummation of the Exchange Offer, on July 31, 1996, TCIC, through a capital contribution of $350 million in cash, purchased all of the shares of Class B common stock of VII Cable (the "Acquisition"). At that time, VII Cable was renamed TCI Pacific Communications, Inc. and the shares of Class A common stock of VII Cable were converted into 6,257,961 shares of 5% Class A Senior Cumulative Exchangeable Preferred Stock. Proceeds from the $350 million capital contribution were used to repay a portion of the Credit Agreement. Following the Exchange Offer, Pacific retained cable assets with a value at closing of approximately $2.326 billion and the obligation to repay the Credit Agreement. Neither Viacom nor VII Cable has any obligation with respect to repayment of the Credit Agreement. For additional discussion of the Acquisition, see note 1 to the financial statements included in Part II of this report.

     On October 13, 1995, TCIC (as buyer) and Prime Cable of Fort Bend, L.P. and Prime Cable Income Partners, L.P. (as sellers) executed asset and stock purchase and sale agreements (the "Houston Purchase Agreements") providing for the sale of certain cable television systems serving the greater Houston Metropolitan Area for a total base purchase price of $301 million, subject to adjustments.
On December 18, 1995, TCIC assigned all of its rights, remedies, title and interest in, to and under the Houston Purchase Agreements to a subsidiary of InterMedia Capital Partners IV, L.P. ("IMP"). On May 8, 1996, IMP consummated the transactions contemplated by the Houston Purchase Agreements. In connection with the Acquisition, IMP exchanged its Houston cable systems plus cash amounting to $36,633,000 for VII Cable's Nashville cable system. During the third quarter of 1996, TCIC acquired a 49% limited partnership in IMP. In January 1997, the Company used the Exchange Cash to purchase a cable system serving approximately 20,000 subscribers in and around Boulder County, Colorado.

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

     At December 31, 1997, approximately 86% of the Company's cable television systems had bandwidth capacities ranging from 450 megahertz to 750 megahertz. The Company's cable television systems generally carry up to 78 analog channels. Compressed digital video technology converts on average as many as twelve analog signals (now used to transmit video and voice) into a digital format and compresses such signals (which is accomplished primarily by eliminating the redundancies in television imagery) into the space normally occupied by one analog signal. The digitally compressed signal is uplinked to a satellite, which sends the signal back down to a customer's satellite dish or to a cable system's headend to be distributed, via optical fiber and coaxial cable, to the customer's home. At the home, a set-top video terminal converts the digital signal back into analog channels that can be viewed on a normal television set.

     The Company began offering digital cable television service to selected markets in 1997. In February 1998, the Company initiated broader marketing efforts that are intended to result in an increase in the number of additional digital cable television customers by the end of 1998. Such marketing efforts will encompass multi-media, product enhancements, sales promotions and sales incentives.

     Service Charges. The Company offers a limited "basic service" ("Basic-TV") (primarily comprised of local broadcast signals and public, educational and governmental access channels ("PEG")) and an "expanded" tier (primarily comprised of specialized programming services, in such areas as health, family entertainment, religion, news, weather, public affairs, education, shopping, sports and music). The monthly fee for basic service generally ranges from $10.00 to $12.00, and the monthly service fee for the expanded tier generally ranges from $13.00 to $17.00. The Company offers "premium services" (referred to in the cable television industry as "Pay-TV" and "pay-per-view") to its customers. Such services consist principally of feature films, as well as live and taped sports events, concerts and other programming. The Company offers Pay-TV services for a monthly fee generally ranging from $9.00 to $13.00 per service, except for certain movie or sports services (such as various regional sports networks and certain Pay-TV channels) offered at $1.00 to $8.00 per month, pay-per-view movies offered separately at $3.00 to $4.00 per movie and certain pay-per-view events offered separately at $6.00 to $50.00 per event. Charges are usually discounted when multiple Pay-TV services are ordered. Customers may also elect to subscribe to digital video services comprised of up to 36 video and 10 audio channels featuring additional specialized programming and premium services at an average incremental monthly charge of $10.

     As further enhancements to their cable services, customers may generally rent converters or converters with remote control devices for a monthly charge ranging from $0.30 to $5.00 each, as well as purchase a channel guide for a monthly charge ranging from $1.00 to $2.00. Also a nonrecurring installation charge (which is limited by the FCC's rules which regulate hourly service charges for each individual cable system) ranging from $25.00 to $45.00 is usually charged.

     Monthly fees for Basic TV and Pay-TV services to commercial customers vary widely depending on the nature and type of service. Except under the terms of certain contracts to provide service to commercial accounts, customers are free to discontinue service at any time without penalty.

     The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") and the Telecommunications Act of 1996 (the "1996 Telecom Act" and together with the 1992 Cable Act, the "Cable Acts") established rules under which the Company's basic service and expanded tier service rates and equipment and installation charges are regulated if a complaint is filed or if the appropriate franchise authority is certified. For additional information see Regulation and Legislation below.

     Customer Data. At December 31, 1997, Pacific operates its cable television systems in the following six geographic markets: The San Francisco and Northern California area; Salem, Oregon; the Seattle, Washington and Greater Puget Sound area; Houston, Texas; Boulder County, Colorado; and Dayton, Ohio. Basic-TV and Pay-TV cable customers served by Pacific are summarized as follows (amounts in thousands, except percentages):

                                                                         December 31,
                                             --------------------------------------------------------------
                                             1997          1996          1995          1994          1993
                                             -----         -----         -----         -----         -----
Estimated homes passed                       1,902         1,813         1,790         1,758         1,730
Basic-TV customers                           1,183         1,168         1,180         1,139         1,094
Basic-TV penetration (1)                        62%           64%           66%           65%           63%

___________________________

     (1) Calculated by dividing the number of basic customers by the number of estimated homes passed.

     Local Franchises. Cable television systems generally are constructed and operated under the authority of nonexclusive permits or "franchises" granted by local and/or state governmental authorities. Federal law, including the Cable Communications Policy Act of 1984 (the "1984 Cable Act") and the 1992 Cable Act limits the power of the franchising authorities to impose certain conditions upon cable television operators as a condition of the granting or renewal of a franchise.

     Franchises contain varying provisions relating to construction and operation of cable television systems, such as time limitations on commencement and/or completion of construction; quality of service, including (in certain circumstances) requirements as to the number of channels and broad categories of programming offered to customers; rate regulation; provision of service to certain institutions; provision of channels for public access and commercial leased-use; and maintenance of insurance and/or indemnity bonds. The Company's franchises also typically provide for periodic payments of fees, not to exceed 5% of revenue, to the governmental authority granting the franchise. Additionally, many franchises require payments to the franchising authority for the funding of PEG channels. Franchises usually require the consent of the franchising authority prior to a transfer of the franchise or a transfer or change in ownership or operating control of the franchisee.

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

     Most of the Company's present franchises had initial terms of approximately 10 to 15 years. The duration of the Company's outstanding franchises presently varies from a period of months to an indefinite period of time. Approximately 16 percent of the franchises held by the Company, involving approximately 90,000 basic customers, expire within the next five years.

     Competition. Cable television competes for customers in local markets with other providers of entertainment, news and information. The competitors in these markets include broadcast television and radio, newspapers, magazines and other printed material, motion picture theatres, video cassettes and other sources of information and entertainment including directly competitive cable television operations and Internet service providers. The Cable Acts are designed to increase competition in the cable television industry. See Regulation and Legislation below.

     There are alternative methods of distributing the same or similar video programming offered by cable television systems. Further, these technologies have been encouraged by the United States Congress ("Congress") and the FCC to offer services in direct competition with existing cable systems.

     DBS.  During 1997, the Company continued to experience a competitive impact
     ---
from medium power and high power direct broadcast satellites ("DBS") that use high frequencies to transmit signals that can be received by dish antennas ("HSDs") much smaller in size than traditional HSDs. PRIMESTAR Partners, L.P. distributes a multi-channel programming service via a medium power communications satellite to HSDs of approximately 27 inches to 36 inches in diameter. DirecTv, Inc., United States Satellite Broadcasting Corporation and EchoStar Communications Corp. ("EchoStar"), transmit from high power satellites and generally use smaller dishes to receive their signals. DBS operators have the right to distribute substantially all of the significant cable television programming services currently carried by cable television systems. Estimated DBS customers nationwide increased from approximately 2.2 million at the end of 1995 to approximately 6.2 million at the end of 1997, and the Company expects that competition from DBS will continue to increase.

     DBS has advantages as an alternative means of distributing video signals to the home. Among the advantages are that the capital investment for the satellite and uplinking segment of a DBS system (although initially high) is fixed and does not increase with the number of customers receiving satellite transmissions; that DBS is not currently subject to local regulation of service and prices or required to pay franchise fees; and that the capital costs for the ground segment of a DBS system (the reception equipment) are directly related to, and limited by, the number of service customers.

     The primary disadvantage of DBS is its inability to provide local broadcast television stations to customers in their local market. However, EchoStar and other potential DBS providers have announced their intention to retransmit local broadcast television stations back into a customer's local market. Both Congress and the U.S. Copyright Office are currently reviewing proposals to allow such transmission and it is possible that in the near future, DBS systems will be retransmitting local television broadcast signals back into local television markets. Additional DBS disadvantages presently include a limited ability to tailor the programming package to the interests of different geographic markets; signal reception being subject to line-of-sight angles; and technology which requires a customer to rent or own one set-top box (which is significantly more expensive than a cable converter) for each television on which they wish to view DBS programming.

     Although the effect of competition from these DBS services cannot be specifically predicted, it is clear there has been significant growth in DBS customers and the Company assumes that such DBS competition will be substantial in the near future as developments in technology continue to increase satellite transmitter power and decrease the cost and size of equipment needed to receive these transmissions and enable DBS to overcome the aforementioned disadvantages. Furthermore, the extensive national advertising of DBS programming packages, including certain sports packages not currently available on cable television systems, will likely continue the growth in DBS customers.

     Telephony Company Entry.  The 1996 Telecom Act eliminated the statutory and
     -----------------------
regulatory restrictions that prevented local telephone companies from competing with cable operators for the provision of video services by any means. See Regulation and Legislation below. The 1996 Telecom Act allows local telephone companies, including the regional bell operating companies ("RBOCs"), to compete with cable television operators both inside and outside their telephone service areas. The Company expects that it will face substantial competition from telephone companies for the provision of video services, whether it is through wireless cable, or through upgraded telephone networks. The Company assumes that all major telephone companies have already entered or may enter the business of providing video services. The Company is aware that telephone companies have already built, or are in the process of building, competing cable system facilities in a number of the Company's franchise areas. Most major telephone companies have greater financial resources than the Company, and the 1992 Cable Act ensures that telephone company providers of video services will have access to acquiring all of the significant cable television programming services. The specific manner in which telephone company provision of video services will be regulated is described under Regulation and Legislation below.

     Although long distance telephone companies are not prohibited from providing video services, they have historically not been providers of such services in competition with cable systems. However, such companies may prove to be a source of competition in the future. The long distance companies are expected to expand into local markets with local telephone and other offerings (including video services) in competition with the RBOCs.

     Utility Company Entry.  The 1996 Telecom Act eliminates certain federal
     ----------------------
restrictions on utility holding companies and thus frees all utility companies to provide cable television services. The Company expects this could result in another source of competition in the delivery of video services. The Company is aware of at least one example in which a local power utility entered into a partnership with an experienced cable television and open video system company and proposes to provide video and telecommunications services throughout the Washington, D.C. metropolitan market.

     MMDS/LMDS.  Another alternative method of distribution is multi-channel
     ---------
multi-point distribution systems ("MMDS"), which deliver programming services over microwave channels received by customers with special antennas. MMDS systems are less capital intensive, are not required to obtain local franchises or pay franchise fees, and are subject to fewer regulatory requirements than cable television systems. The 1992 Cable Act also ensures that MMDS operators have the opportunity to acquire all significant cable television programming services. Although there are relatively few MMDS systems in the United States currently in operation, virtually all markets have been licensed or tentatively licensed. The FCC has taken a series of actions intended to facilitate the development of wireless cable systems as an alternative means of distributing video programming, including reallocating the use of certain frequencies to these services and expanding the permissible use of certain channels reserved for educational purposes. The FCC's actions enable a single entity to develop an MMDS system with a potential of up to 35 analog channels, and thus compete more effectively with cable television. Developments in digital compression technology will significantly increase the number of channels that can be made available from MMDS. Finally, an emerging technology, local multipoint distribution services ("LMDS"), could also pose a significant threat to the cable television industry, if and when it becomes established. LMDS, sometimes referred to as cellular television, could have the capability of delivering more than 100 channels of video programming to a customer's home. The potential impact of LMDS is difficult to assess due to the recent development of the technology and the absence of any current fully-operational LMDS systems.

     Cable System Overbuilds.  During 1997, there has been a significant
     ------------------------
increase in the number of cities that have constructed their own cable television systems in a manner similar to city-provided utility services. These systems typically will compete directly with the existing cable operator without the burdens of franchise fees or other local regulation. Although the total number of municipal overbuild cable systems remains relatively small, 1997 would indicate an increasing trend in cities authorizing such direct municipal competition with cable operators. Within the cable television industry, cable operators may compete with other cable operators or others seeking franchises for competing cable television systems at any time during the terms of existing franchises or upon expiration of such franchises in expectation that the existing franchise will not be renewed. The 1992 Cable Act promotes the granting of competitive franchises.

     Private Cable.  The Company also competes with Master Antenna Television
     -------------
("MATV") systems and Satellite MATV ("SMATV") systems, which provide multi-channel program services directly to hotel, motel, apartment, condominium and similar multi-unit complexes within a cable television system's franchise area, generally free of any regulation by state and local governmental authorities. Further, the FCC in 1997, adopted new rules that restrict the ability of cable operators to maintain ownership of cable wiring inside multi-unit buildings, thereby making it less expensive for SMATV competitors to reach those customers. See Regulation and Legislation below.

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

     Cable Rate Regulation.  The 1992 Cable Act imposed extensive rate
     ---------------------
regulation on the cable television industry. All cable systems are subject to rate regulation of their basic and upper tier programming services, as well as their provision of customer equipment used to receive basic tier services, unless they face "effective competition" in their local franchise area. Under the 1992 Cable Act, the incumbent cable operator can demonstrate effective competition by showing either low penetration (less than 30% of the occupied households in the franchise area subscribe to basic service), or the presence (measured collectively as 50% availability, 15% customer penetration) of other multichannel video programming distributors ("MVPDs"). The 1996 Telecom Act expands the existing definition of effective competition to create a special test for a competing MVPD (other than a DBS distributor) affiliated with a local exchange carrier ("LEC"). There is no penetration minimum for a LEC affiliate to qualify as an effective competitor, but it must offer comparable programming services in the franchise area.

     Although the FCC establishes all cable rate rules, local government units (commonly referred to as local franchising authorities or "LFAs") are primarily responsible for administering the regulation of the lowest level of cable -- the basic service tier ("BST"), which typically contains local broadcast stations and PEG channels. Before an LFA begins BST rate regulation, it must certify to the FCC that it will follow applicable federal rules, and many LFAs have voluntarily declined to exercise this authority. LFAs also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services, and priced no higher than the operator's actual cost, plus an 11.25% rate of return.

     The FCC itself directly administers rate regulation of any cable programming service tiers ("CPST"), which typically contain satellite-delivered
programming.   Under the 1996 Telecom Act, the FCC can regulate CPST rates only if an LFA first receives at least two complaints from local customers within 90 days of a CPST rate increase and then files a formal complaint with the FCC. When new CPST rate complaints are filed, the FCC now considers only whether the incremental increase is justified and will not reduce the previously established CPST rate.

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

     The 1996 Telecom Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. However, certain members of Congress and FCC officials have called for the delay of this regulatory sunset and further have urged more rigorous rate regulation (including limits on programming cost pass-throughs to cable customers) until a greater degree of competition to incumbent cable operators has developed. On February 25, 1998, legislation was introduced in the Congress which if enacted would repeal the statutory "sunset" and extend FCC regulation of CPST rates beyond March 31, 1999. The 1996 Telecom Act also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces effective competition, and by exempting bulk discounts to multiple dwelling units ("MDUs"), although complaints about predatory pricing in MDUs still may be made to the FCC.

     Cable Entry Into Telecommunications.  The 1996 Telecom Act provides that no
     -----------------------------------
state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way. Although the 1996 Telecom Act clarifies that traditional cable franchise fees may be based only on revenues related to the provision of cable television services, it also provides that LFAs may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The 1996 Telecom Act prohibits LFAs from requiring cable operators to provide telecommunications service or facilities as a condition of a franchise grant, renewal or transfer, except that LFAs can seek "institutional networks" as part of such franchise negotiations. The favorable pole attachment rates afforded cable operators under federal law can be increased by utility companies owning the poles during a five year phase-in period beginning in 2001, if the cable operator provides telecommunications service, as well as cable service, over its plant.

     Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act intended to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. In July 1997, the Eighth Circuit Court of Appeals vacated certain aspects of the FCC's initial interconnection order, and that decision is now pending before the Supreme Court. However, the underlying statutory obligation of local telephone companies to interconnect with competitors remains in place.

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

     Although LECs and cable operators can now expand their offerings across traditional service boundaries, the general prohibitions remain on LEC buyouts (i.e., any ownership interest exceeding 10 percent) of co-located cable systems, cable operator buyouts of co-located LEC systems, and joint ventures among cable operators and LECs in the same market. The 1996 Telecom Act provides a few
limited exceptions to this buyout prohibition.   The "rural exemption" permits
buyouts where the purchased system serves an area with fewer than 35,000 inhabitants outside an urban area, and the cable system plus any other system in which the LEC has an interest do not represent 10% or more of the LEC's telephone service area. The 1996 Telecom Act also provides the FCC with the power to grant waivers of the buyout prohibition in cases where: (1) the cable operator or LEC would be subject to undue economic distress; (2) the system or facilities would not be economically viable; or (3) the anticompetitive effects of the proposed transaction are clearly outweighed by the effect of the transaction in meeting community needs. The LFA must approve any such waiver.

     Electric Utility Entry Into Telecommunications/Cable Television.  The 1996
     ---------------------------------------------------------------
Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, information services, and other services or products subject to the jurisdiction of the FCC, notwithstanding the Public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Again, because of their resources, electric utilities could be formidable competitors to traditional cable systems.

     Additional Ownership Restrictions.  Pursuant to the 1992 Cable Act, the FCC
     ---------------------------------
adopted regulations establishing a 30% limit on the number of homes nationwide that a cable operator may reach through cable systems in which it holds an attributable interest with an increase to 35% if the additional cable systems are minority controlled. The FCC stayed the effectiveness of its ownership limits pending the appeal of a September 16, 1993 decision by the United States District Court for the District of Columbia which, among other things, found unconstitutional the provision of the 1992 Cable Act requiring the FCC to establish such ownership limits. If the ownership limits are determined on appeal to be constitutional, they may affect TCIC's, and subsequently Pacific's, ability to acquire attributable interests in additional cable systems. The FCC is currently conducting a reconsideration of its national customer limit rules, and it is possible the FCC will revise both the national customer reach percentage limitation and/or the manner in which it attributes ownership to a cable operator. Either of these revisions, which are expected to be completed in 1998, could adversely affect various joint ventures, partnerships and equity ownership arrangements announced by the Company in 1997 in the Company's effort to reduce the number of cable systems over which it has control and management responsibility.

     The FCC also adopted regulations limiting carriage by a cable operator of national programming services in which that operator holds an attributable interest (using the same attribution standards as were adopted for its limits on the number of homes nationwide that a cable operator may reach through its cable systems) to 40% of the activated channels on each of the cable operator's systems. The rules provide for the use of two additional channels or a 45% limit, whichever is greater, provided that the additional channels carry minority controlled programming services. The regulations also grandfather existing carriage arrangements which exceed the channel limits, but require new channel capacity to be devoted to unaffiliated programming services until the system achieves compliance with the regulations. These channel occupancy limits apply only up to 75 activated channels on the cable system, and the rules do not apply to local or regional programming services.

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

     Must Carry/Retransmission Consent.  The 1992 Cable Act contains broadcast
     ---------------------------------
signal carriage requirements that allow local commercial television broadcast stations to elect once every three years between requiring a cable system to carry the station ("must carry") or negotiating for payments for granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect must carry, and more popular stations typically elect retransmission consent. Must carry requests can dilute the appeal of a cable system's programming offerings, and retransmission consent demands may require substantial payments or other concessions (e.g. a requirement that the cable system also carry the local broadcaster's affiliated cable programming service). Either option has a potentially adverse effect on the Company's business. The burden associated with must-carry obligations could dramatically increase if television broadcast stations proceed with planned conversions to digital transmissions and if the FCC determines that cable systems must carry all analog and digital signals transmitted by the television stations. Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for certain commercial satellite-delivered independent "superstations" such as WGN).

     Access Channels.  LFAs can include franchise provisions requiring cable
     ---------------
operators to set aside certain channels for PEG programming. Federal law also requires a cable system with 36 or more channels to designate a portion of its activated channel capacity (either 10% or 15%) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of this designated channel capacity, but use of commercial leased access channels has been relatively limited. In February of 1997, the FCC released revised rules which mandated a modest rate reduction which has made commercial leased access a more attractive option for third party programmers, particular for part-time leased access carriage. Further, a group of commercial leased access users has challenged the FCC's February 1997 order as failing to reduce commercial leased access rates by an appropriate amount. If this pending court challenge is successful, the FCC will be forced to undertake a further rulemaking which could result in significantly reduced commercial leased access rates thereby encouraging a much more significant increase in the use of commercial leased access channels.

     "Anti-Buy Through" Provisions.  Federal law requires each cable system to
     -----------------------------
permit customers to purchase premium or pay-per-view video programming offered by the operator on a per-channel or a per-program basis without the necessity of subscribing to any tier of service (other than the basic service tier) unless the system's lack of addressable converter boxes or other technological limitations does not permit it to do so. The statutory exemption for cable systems that do not have the technological capability to comply expires in October 2002, but the FCC may extend that period if deemed necessary.

     Access to Programming.  To spur the development of independent cable
     ---------------------
programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes satellite video programmers affiliated with cable operators from favoring cable operators over competing multichannel video programming distributors (such as DBS and MMDS distributors). This provision limits the ability of vertically integrated satellite cable programmers to offer exclusive programming arrangements to the Company. Recently, both Congress and the FCC have considered proposals that would expand the program access rights of cable's competitors, including the possibility of subjecting video programmers who are not affiliated with cable operators to all program access requirements.

     Inside Wiring.  In a 1997 Order, the FCC established rules that require an
     -------------
incumbent cable operator upon expiration or termination of a MDU service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a MDU building. These inside wiring rules will assist building owners in their attempts to replace existing cable operators with new video programming providers who may be willing to pay the building owner a higher fee. Additionally, the FCC has proposed abrogating all exclusive MDU contracts held by cable operators, but at the same time allowing competitors to cable to enter into exclusive MDU service contracts.

     Other FCC Regulations.  In addition to the FCC regulations noted above,
     ---------------------
there are other FCC regulations covering such areas as equal employment opportunity, customer privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, and children's programming advertisements), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards, and consumer electronics equipment compatibility. FCC requirements imposed in 1997 for Emergency Alert Systems and for hearing-impaired Closed Captioning on programming will result in new and potentially singificant costs for the Company. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

     The FCC is currently considering whether cable customers should be permitted to purchase cable converters from third party vendors. If the FCC concludes that third party sale of converters is required, and does not make appropriate allowances for signal piracy concerns, it may become more difficult for cable operators to combat theft of service.

     Internet Service Regulation.  TCI began offering high-speed internet
     ---------------------------
service to customers in 1997. At this time, there is no significant federal or local regulation of cable system delivery of internet services. However, as the cable industry's delivery of internet services develops, it is possible that greater federal and/or local regulation could be imposed.

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

     Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the franchise authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees and funding for PEG channels as a condition of renewal. Similarly, if a franchise authority's consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises.

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

     At December 31, 1997, the Company had approximately 2,100 employees, most of which were located at the Company's various facilities in the communities in which the Company owns and/or operates cable television systems.

(d)  Financial Information about Foreign & Domestic Operations and Export Sales
     --------------------------------------------------------------------------

     The Company has neither material foreign operations nor export sales.

Item 2.  Properties.
------   ----------

     The Company leases most of its local operating offices, and owns many of its headend and antenna sites. Its physical cable television properties consist of system components, motor vehicles, miscellaneous hardware, spare parts and other components.

     The Company's cable television facilities are, in the opinion of management, suitable and adequate by industry standards. Physical properties of the Company are not held subject to any major encumbrance.


Item 3.  Legal Proceedings.
------   -----------------

     Late Fee Litigation. Certain systems owned or operated by the Company are
     -------------------
involved in a number of purported and certified class actions in various jurisdictions concerning late fee charges and practices. Certain cable systems directly or indirectly owned or managed by the Company charge late fees to subscribers who do not pay their cable bills on time. These late fee cases challenge the amount of the late fees and the practices under which they are imposed. The Plaintiffs raise claims under state consumer protection statutes, other state statutes, and the common law. Plaintiffs generally allege that the late fees charged by various cable systems are not reasonably related to the costs incurred by the cable systems as a result of the late payment. Plaintiffs seek to require cable systems to reduce their late fees on a prospective basis and to provide compensation for alleged excessive late fee charges for past periods. These cases are at various stages of the litigation process. Based upon the facts available management believes that, although no assurances can be given as to the outcome of these actions, the ultimate disposition of these matters should not have a material adverse effect upon the financial condition of the Company.

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

                                                       Pacific                                   VII Cable
                                       ---------------------------------------  -------------------------------------------
                                                    December 31,                                December 31,
                                       ---------------------------------------   -------------------------------------------
                                              1997                 1996              1995           1994           1993
                                       -------------------  ------------------   -------------  -------------  -------------
                                                                       amounts in thousands
Summary Balance Sheet Data:                                                    |
--------------------------                                                     |
                                                                               |
Property and equipment, net            $  394,319                  379,183     |       419,644        365,032        326,080
                                                                               |
Franchise costs, net                   $2,927,475                2,984,473     |       561,229        578,072        593,749
                                                                               |
Total assets                           $3,358,202                3,440,561     |     1,066,813      1,040,434        966,249
                                                                               |
Debt                                   $  952,348                1,151,884     |        57,000         57,000         57,000
                                                                               |
Exchangeable preferred stock           $  629,739                  629,801     |            --             --             --
                                                                               |
Common stockholder's equity            $  686,505                  539,195     |       857,107        823,940        765,531

                                            Pacific                               VII Cable
                                  ----------------------------   -------------------------------------------
                                                 Five months     Seven months
                                   Year ended       ended           ended        Years ended December 31,
                                  December 31,   December 31,      July 31,     ----------------------------
                                      1997           1996            1996         1995      1994      1993
                                  -------------  -------------   -------------  --------  --------  --------
                                                            amounts in thousands
Summary Statement of                                           |
--------------------                                           |
 Operations Data:                                              |
----------------                                               |
                                                               |
Revenue                               $508,803        215,550  |     280,630   448,206   408,801   414,786
                                                               |
Operating income                      $ 92,817         37,802  |      52,266    86,862    61,744    83,815
                                                               |
Interest expense                      $(97,778)       (43,566) |     (30,908)  (48,524)  (38,050)  (33,417)
                                                               |
Net earnings (loss)                   $ (5,652)        (2,452) |      10,660    33,714     9,146    97,391
                                                               |
Dividend requirement on                                        |
   exchangeable preferred stock       $(31,227)       (13,079) |          --        --        --        --
                                      --------        -------  |     -------   -------   -------   -------
Net earnings (loss)                                            |
 attributable to common                                        |
 stockholder                          $(36,879)       (15,531) |      10,660    33,714     9,146    97,391
                                      ========        =======  |     =======   =======   =======   =======

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
          of Operations.
          --------------

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

     Prior to the consummation of the Exchange Offer on July 31, 1996, Viacom International Inc. entered into a $1.7 billion credit agreement (the "Credit Agreement"). Proceeds from the Credit Agreement were transferred by Viacom International Inc. to New VII as part of the First Distribution. Immediately following the consummation of the Exchange Offer, on July 31, 1996, TCIC, through a capital contribution of $350 million in cash, purchased all of the shares of Class B common stock of VII Cable (the "Acquisition"). At that time, VII Cable was renamed TCI Pacific Communications, Inc. and the shares of Class A common stock of VII Cable were converted into shares of 5% Class A Senior Cumulative Exchangeable Preferred Stock (the "Exchangeable Preferred Stock"). Proceeds from the $350 million capital contribution were used to repay a portion of the Credit Agreement. Following the Exchange Offer, Pacific retained cable assets with a value at closing of approximately $2.326 billion and the obligation to repay the Credit Agreement. Neither Viacom nor VII Cable has any obligation with respect to repayment of the Credit Agreement. For additional discussion of the Acquisition, see note 1 to the accompanying consolidated financial statements.

     On May 8, 1996, a subsidiary of InterMedia Capital Partners IV, L.P. ("IMP") consummated certain asset and stock purchase and sale agreements (the "Houston Purchase Agreements") providing for the sale of certain cable television systems serving the Greater Houston Metropolitan Area. In connection with the Acquisition, IMP exchanged its Houston cable system plus cash amounting to $36,633,000 (the "Exchange Cash") for VII Cable's Nashville cable system.
The Exchange Cash was escrowed for cable system acquisitions.

     During the third quarter of 1996, TCIC acquired a 49% limited partnership in IMP. In January 1997, the Company used the Exchange Cash to purchase a cable system serving approximately 20,000 subscribers in and around Boulder County, Colorado (the "Boulder Acquisition").

                                                                     (continued)

     The Exchangeable Preferred Stock is exchangeable, at the option of the holder commencing after the fifth anniversary of the date of issuance, for shares of Tele-Communications, Inc. Series A TCI Group Common Stock (the "TCI Group Series A Stock") at an exchange rate of 5.447 shares of TCI Group Series A Stock for each share of Exchangeable Preferred Stock exchanged. The Exchangeable Preferred Stock is subject to redemption, at the option of Pacific, on or after the fifteenth day following the fifth anniversary of the date of issuance, initially at a redemption price of $102.50 per share and thereafter at prices declining ratably annually to $100 per share on and after the eighth anniversary of the date of issuance, plus accrued and unpaid dividends to the date of redemption. The Exchangeable Preferred Stock is also subject to mandatory redemption on the tenth anniversary of the date of issuance for $100 per share plus accrued and unpaid dividends. Amounts payable by the Company in satisfaction of its dividend, optional redemption and mandatory redemption obligations with respect to the Exchangeable Preferred Stock may be made in cash or, at the election of the Company, in shares of TCI Group Series A Stock, or in any combination of the foregoing. If payments are made in shares of TCI Group Series A Stock, Pacific will discount the market value of such stock by 5% in determining the number of shares required to be issued to satisfy such payments.

     Accounting Standards
     --------------------

     During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), which is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components in the financial statements. It does not, however, require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement. The Company is in the process of determining its preferred format. SFAS 130 is effective for fiscal years beginning after December 15, 1997.

     Year 2000
     ---------

     During 1997, the Company began a comprehensive review of its computer systems and related software to ensure systems properly recognize the year 2000 and continue to process business information. The systems being evaluated include all internal use software and devices and those systems and devices that manage the distribution of the Company's products. Additionally, the Company has initiated a program of communications with its significant suppliers to determine the readiness of these third parties and the impact on the Company if those third parties fail to remediate their own year 2000 issues.

                                                                     (continued)

     Over the past two years, the Company began an effort to convert a substantial portion of its financial applications to commercial products which are anticipated to be year 2000 ready, or to outsource portions of its financial applications to third party vendors who are expected to be year 2000 ready. Notwithstanding such effort, the Company is in the process of finalizing its assessment of the impact of year 2000. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test systems for year 2000 readiness. To date, the Company has inventoried substantially all of its cable systems and is currently evaluating the results of such inventory. The Company expects that it will have to modify or replace certain portions of its cable distribution plant, although the Company has not yet completed its assessment. Confirmations have been received from certain primary suppliers indicating they are either year 2000 ready or have plans in place to ensure readiness. As part of the Company's assessment of its year 2000 issue, it is evaluating the level of validation it will require of third parties to ensure their year 2000 readiness. The Company's manual assessment of the year 2000 date change should be complete by mid-1998.

     Management of the Company has not yet assessed the cost associated with its year 2000 readiness efforts and the related potential impact on the Company's net earnings. Amounts expended to date have not been material, although there can be no assurance that costs ultimately required to be paid to ensure the Company's year 2000 readiness will not have an adverse effect on the Company's financial position. Additionally, there can be no assurance that the systems of the Company's suppliers will be converted in time or that any such failure to convert by such third parties will not have an adverse effect on the Company's financial position.

Summary of Operations
---------------------

     Due to the consummation of the Acquisition, the Company's 1996 statement of operations includes information reflecting the five month period ended December 31, 1996 (the "Five Month Period") and the seven month period ended July 31, 1996 (the "Seven Month Period"). In order to provide a meaningful basis for comparing the years ended December 31, 1997 and 1996, the Five Month Period has been combined with the Seven Month Period for purposes of the following discussion and analysis.

     The operation of Pacific's cable television systems is regulated at the federal, state and local levels. The Cable Communications Policy Act of 1984, the Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996 (collectively, the "Cable Acts") established rules under which Pacific's basic and tier service rates and its equipment and installation charges (the "Regulated Services") are regulated if a complaint is filed by a customer or if the appropriate franchise authority is certified by the Federal Communications Commission to regulate rates. At December 31, 1997, approximately 62% of Pacific's basic customers were served by cable television systems that were subject to such rate regulation.

     During the year ended December 31, 1997, 75% of Pacific's revenue was derived from Regulated Services. As noted above, any increases in rates charged for Regulated Services are regulated by the Cable Acts. Moreover, competitive factors may limit Pacific's ability to increase its service rates.

                                                                     (continued)

     Revenue increased $12,623,000 or 3% and $47,974,000 or 11% for the years ended December 31, 1997 and 1996, respectively, as compared to the prior year. Exclusive of the effects of the Boulder Acquisition, 1997 revenue increased $5,898,000 or 1%. Such 1997 increase is due to the effect of increases in advertising sales and other operating revenue, partially offset by a decrease in the average premium rate. Pacific experienced a 2% increase in its average basic rate, a 7% decrease in its average premium rate and a 2% decrease in the number of average premium customers during 1997. The number of average basic subscribers remained relatively constant during 1997.

     The 1996 increase is primarily attributable to a 2% increase in average basic customers and a 12% increase in the average basic rate, partially offset by a 15% decrease in the average premium rate. Pacific's basic and premium customers decreased 1% and 2% respectively from December 31, 1995 to December 31, 1996.

     Operating expenses decreased $6,349,000 or 3% and increased $12,647,000 or 7% during the years ended December 31, 1997 and 1996, respectively, as compared to the prior year. Exclusive of the effects of the Boulder Acquisition, 1997 expenses decreased $9,181,000 or 5%. Such 1997 change is due to decreases in individually insignificant items partially offset by an increase in programming costs. Pacific, a member of TCI's domestic distribution and communications group ("TCI Group"), cannot determine whether and to what extent increases in the cost of programming will affect its future operating costs. However, due to TCI Group's obligations under a July 1997 affiliation agreement with Encore Media Group, another subsidiary of TCI, it is anticipated that the Company's programming costs with respect to the "STARZ!" and "Encore" premium services will increase in 1998 and future periods. The 1996 increase is due to increases in costs related to customer growth, increased programming fees and increased channel capacity.

     Selling, general and administrative expenses ("SG&A") decreased $8,801,000 or 7% and increased $17,872,000 or 16% during the years ended December 31, 1997 and 1996, respectively, as compared to the prior year. Exclusive of the effects of the Boulder Acquisition, 1997 expenses decreased $10,094,000 or 8%. Such 1997 change is the net effect of a reduction in salaries and related payroll expenses due to work force reductions in the fourth quarter of 1996, partially offset by increases in other individually insignificant items. The 1996 increase reflects programming launch incentives received in 1995 but not in 1996, and higher overhead allocations in 1996.

     Effective August 1, 1996, TCI began to provide certain administrative and other services to Pacific pursuant to a services agreement entered into among TCI, TCIC and Pacific (the "Services Agreement").

     The Services Agreement provides that, for so long as TCI continues to beneficially own shares of Pacific's common stock representing at least a majority in voting power of the outstanding shares of capital stock of Pacific entitled to vote generally in the election of directors, TCI will continue to provide in the same manner, and on the same basis as is generally provided from time to time to other participating TCI subsidiaries, benefits and administrative services to Pacific's employees. In this regard, Pacific is allocated that portion of TCI's compensation expense attributable to benefits extended to employees of Pacific.

                                                                     (continued)

     Pursuant to the Services Agreement, Pacific reimburses TCI for all direct expenses incurred by TCI in providing general and administrative services and a pro rata share of all indirect expenses incurred by TCI in connection with the rendering of services, including a pro rata share of the salary and other compensation of TCI employees performing services for Pacific and general overhead expenses. Charges for expenses incurred in connection with the Services Agreement were $32,446,000 and $13,712,000 during the year ended December 31, 1997 and the Five Month Period, respectively, and are included in SG&A in the accompanying financial statements. The obligations of TCI to provide services under the Services Agreement (other than TCI's obligation to allow Pacific's employees to participate in TCI's employee benefit plans) will continue in effect until terminated by any party to the Services Agreement at any time on not less than 60 days notice.

     Prior to the Acquisition, Viacom provided VII Cable with certain general services, including insurance, legal, financial and other corporate functions. Charges for these services were based on the average of certain specified ratios of revenue, operating income and net assets of VII Cable in relation to Viacom. The charges for such services were $5,750,000 and $13,492,000 for the Seven Month Period and the year ended December 31, 1995, respectively, and are included in SG&A in the accompanying financial statements.

     Depreciation expense decreased $10,147,000 or 19% and $9,846,000 or 16% for the years ended December 31, 1997 and 1996, respectively, as compared to the prior year. Such decreases are attributable to lower average depreciable balances of property and equipment during 1997 and 1996. Such decreases resulted from a July 1996 decrease in property and equipment due to the application of purchase accounting in connection with the Acquisition, which more than offset increases in property and equipment due to capital expenditures of $48,873,000 and $28,331,000 during the year ended December 31, 1997 and the Five Month Period, respectively.

     Amortization expense increased $35,171,000 or 82% and $24,095,000 or 129% for the years ended December 31, 1997 and 1996, respectively, as compared to the prior year. Such increases are attributable to increased franchise costs resulting from the Acquisition.

     Other Income and Expense
     ------------------------

     Interest expense increased $23,304,000 or 31% and $25,950,000 or 53% for the years ended December 31, 1997 and 1996, respectively, as compared to the prior year. Such increases are due to interest related to the $1.7 billion Credit Agreement entered into prior to consummation of the Exchange Offer and interest charges resulting from amounts due to TCIC. Interest expense for periods prior to the Acquisition reflects amounts recorded by VII Cable on borrowings under a credit agreement and amounts allocated by Viacom to VII Cable based on a percentage of VII Cable's average net assets to Viacom's average net assets.

     Prior to the Acquisition VII Cable was included in the consolidated federal, state and local income tax returns filed by Viacom. However, the income tax provision was prepared on a separate return basis as though VII Cable filed stand-alone income tax returns.

                                                                     (continued)

     Subsequent to the Acquisition, Pacific has been included in the consolidated federal income tax return of TCI. Income tax expense or benefit for Pacific is based on those items in the consolidated calculation applicable to Pacific. Intercompany income tax allocation represents an apportionment of tax expense or benefit (other than deferred taxes) among the subsidiaries of TCI in relation to their respective amounts of taxable earnings or losses. The payable or receivable arising from the intercompany income tax allocation is recorded as an increase or decrease in amounts due to TCIC. For additional information concerning the Company's income taxes, see note 10 to the accompanying financial statements.

     As a result of the above described fluctuations in the Company's results of operations, (i) the Company's net loss (before preferred stock requirements) of $5,652,000 for the year ended December 31, 1997 changed by $13,860,000 as compared to the Company's net earnings (before preferred stock requirements) of $8,208,000 for the year ended December 31, 1996, and (ii) the Company's net earnings (before preferred stock requirements) of $8,208,000 for the year ended December 31, 1996 decreased by $25,506,000, as compared to the Company's net earnings of $33,714,000 for the year ended December 31, 1995.

     Inflation did not have a significant impact on the Company's results of operations during the three year period ended December 31, 1997.

Liquidity and Capital Resources
-------------------------------

     On October 13, 1995, TCIC (as buyer) and Prime Cable of Fort Bend, L.P. and Prime Cable Income Partners, L.P. (as sellers) executed the Houston Purchase Agreements for a total base purchase price of $301 million, subject to adjustments. On December 18, 1995, TCIC assigned all of its rights, remedies, title and interest in, to and under the Houston Purchase Agreements to IMP. On May 8, 1996, IMP consummated the transactions contemplated by the Houston Purchase Agreements. In connection with the Acquisition, IMP exchanged its Houston cable systems plus cash amounting to $36,633,000 for VII Cable's Nashville cable system.

     In accordance with the terms of the Credit Agreement, Pacific has entered into an interest rate exchange agreement (the "Interest Rate Swap") with TCIC pursuant to which Pacific will pay a fixed interest rate of 7.5% on a notional amount of $600 million. The terms of the Interest Rate Swap become effective only if the one month LIBOR rate exceeds 6.5% for five consecutive days within the two-year observation period, as defined by the Interest Rate Swap (the "Trigger"). In the event the Trigger occurs, the terms of the agreement become effective until August 1, 2001. As of December 31, 1997, the terms of the Interest Rate Swap had not become effective. Further, the Company is not currently exposed to material near-term losses in future earnings, fair values or cash flows resulting from derivative financial instruments. See note 4 to the accompanying financial statements for additional information regarding the Interest Rate Swap.

     The Company's debt ($952,348,000 at December 31,1997) and amounts owed to TCIC ($388,915,000 at December 31, 1997) bear interest at variable rates. Accordingly, in an environment of rising interest rates, the Company expects that it would experience an increase in interest expense. However any such increase would be somewhat mitigated by the above-described Interest Rate Swap.

                                                                     (continued)

     At December 31, 1997, the Company had $450 million in unused availability under the Credit Agreement. Although the Company was in compliance with the restrictive covenants contained in the Credit Agreement at said date, additional borrowings under the Credit Agreement are subject to the Company's continuing compliance with such restrictive covenants (which relate primarily to the maintenance of certain ratios of cash flow to total debt and cash flow to debt service, as defined in the credit facilities) after giving effect to such additional borrowings. See note 7 to the accompanying financial statements for additional information regarding the material terms of the Credit Agreement.

     Approximately 16 percent of the franchises held by the Company, involving approximately 90,000 basic customers, expire within five years. In connection with a renewal of a franchise, the franchising authority may require the cable operator to comply with different and more stringent conditions than those originally imposed, subject to applicable federal, state and local law. Such law establishes an orderly process for franchise renewal which protects cable operators against unfair denials of renewals when the operator's past performance and proposal for future performance meet established standards. The Company believes that its cable television systems generally have been operated in a manner which satisfies such standards and allows for the renewal of such franchises; however, there can be no assurance that the franchises for such systems will be successfully renewed as they expire.

     One measure of liquidity is commonly referred to as "interest coverage." Interest coverage, which is measured by the ratio of Operating Cash Flow (operating income before depreciation, amortization and other non-cash operating credits or charges)($214,064,000 and $82,445,000 for the year ended December 31, 1997 and the Five Month Period, respectively) to interest expense ($97,778,000 and $43,566,000 for the year ended December 31, 1997 and the Five Month Period, respectively), is determined by reference to the statements of operations. The Company's interest coverage ratio was 219% and 189% for the year ended December 31, 1997 and the Five Month Period, respectively. Management of the Company believes that the foregoing interest coverage ratio is adequate in light of the consistency and nonseasonal nature of its cable television operations.
Operating Cash Flow is a measure of value and borrowing capacity within the cable television industry and is not intended to be a substitute for cash flows provided by operating activities, a measure of performance prepared in accordance with generally accepted accounting principles, and should not be relied upon as such. Operating Cash Flow, as defined, does not take into consideration substantial costs of doing business, such as interest expense, and should not be considered in isolation to other measures of performance.

     Another measure of liquidity is net cash provided by operating activities, as reflected in the accompanying consolidated statements of cash flows. Net cash provided by operating activities ($115,535,000 and $31,594,000 for the year ended December 31, 1997 and the Five Month Period, respectively) reflects net cash from the operations of the Company available for the Company's liquidity needs after taking into consideration the aforementioned additional substantial costs of doing business not reflected in Operating Cash Flow. See the Company's statements of cash flows included in the accompanying financial statements.

                                                                     (continued)

     Amounts expended by Pacific for its investing activities exceeded net cash provided by operating activities during the years ended December 31, 1996 and 1995. However, during the year ended December 31, 1997, Pacific's net cash provided by operating activities exceeded amounts expended by its investing activities. The amount of capital expended by the Company for property and equipment was $48,873,000 during 1997, as compared to $96,912,000 and $117,966,000 during 1996 and 1995, respectively. In light of Pacific's plans to upgrade the capacity of its cable distribution systems, and its plans to increase the number of customers to digital video services, Pacific anticipates that its annual capital expenditures during the next several years will exceed the amount expended during 1997. In this regard, Pacific estimates that it will expend $150 million to $160 million over the next three years to expand the capacity of its cable distribution systems. Pacific expects that the actual amount of capital that will be required in connection with its plans to increase the number of customers to video digital services will be significant. However, Pacific cannot reasonably estimate such actual capital requirement since such actual capital requirement is dependent upon the extent of any customer increases and the average installed per-unit cost of digital set-top devices.

     The Company's management believes that net cash provided by operating activities and available capacity pursuant to the Credit Agreement, and advances from TCIC, as required, will provide adequate sources of short-term and long-term liquidity in the future.

Item 8.  Financial Statements and Supplementary Data.
------   -------------------------------------------

     The consolidated financial statements of TCI Pacific Communications, Inc. are filed under this Item, beginning on Page II-11. All financial statement schedules are omitted as they are not required or are not applicable.

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
         Financial Disclosure.
         --------------------

     None.

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------



The Board of Directors and Stockholders
TCI Pacific Communications, Inc.:


We have audited the accompanying consolidated balance sheets of TCI Pacific Communications, Inc. and subsidiaries (a subsidiary of TCI Communications, Inc.) as of December 31, 1997 and 1996, and the related statements of operations, common stockholder's equity, and cash flows for the year ended December 31, 1997 and the five months ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TCI Pacific Communications, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the year ended December 31, 1997 and the five months ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in note 1 to the aforementioned financial statements, effective August 1, 1996, TCI Communications, Inc. acquired all of the outstanding stock of Viacom International, Inc., which was renamed TCI Pacific Communications, Inc., in a business combination accounted for as a purchase. As a result of the acquisition, the financial information for the periods after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.



                                                KPMG Peat Marwick LLP



Denver, Colorado
March 20, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



To the Board of Directors and Stockholders of TCI Pacific Communications, Inc.
 (the "Company", formerly VII Cable):


     In our opinion, the combined statements of operations, of common stockholder's equity and of cash flows for the seven months ended July 31, 1996 and the year ended December 31, 1995 present fairly, in all material respects, the results of operations and cash flows of VII Cable (as defined in note 1 to the financial statements) for the seven months ended July 31, 1996 and the year ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the combined financial statements of VII Cable for any period subsequent to July 31, 1996.



PRICE WATERHOUSE LLP
New York, New York
October 18, 1996

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                              (see notes 1 and 2)

                          Consolidated Balance Sheets

                           December 31, 1997 and 1996

                                                                                 1997         1996
                                                                             ------------  ----------
Assets                                                                         amounts in thousands
------
Cash                                                                          $    2,966          --

Restricted cash (note 1)                                                              --      33,664

Trade and other receivables, net                                                  11,936      18,986

Prepaid expenses                                                                   4,892       6,144

Property and equipment, at cost:
 Land                                                                              5,803       5,795
 Distribution systems                                                            397,142     348,949
 Support equipment and buildings                                                  42,217      35,812
                                                                              ----------   ---------
                                                                                 445,162     390,556
 Less accumulated depreciation                                                    50,843      11,373
                                                                              ----------   ---------
                                                                                 394,319     379,183
                                                                              ----------   ---------

Franchise costs                                                                3,035,057   3,015,246
 Less accumulated amortization                                                   107,582      30,773
                                                                              ----------   ---------
                                                                               2,927,475   2,984,473
                                                                              ----------   ---------

Other assets, at cost, net of amortization                                        16,614      18,111
                                                                              ----------   ---------

                                                                              $3,358,202   3,440,561
                                                                              ==========   =========
Liabilities and Common Stockholder's Equity
-------------------------------------------
Cash overdraft                                                                $       --       9,736

Accounts payable                                                                   3,609       3,490

Accrued expenses:
 Accrued franchise fees                                                            7,891       8,663
 Accrued property tax expenses                                                     3,119       2,549
 Accrued programming expenses                                                      1,323       2,331
 Other                                                                             8,936      16,465
                                                                              ----------   ---------
                                                                                  21,269      30,008

Subscriber advance payments                                                        2,670       2,727

Debt (note 7)                                                                    952,348   1,151,884

Deferred income taxes (note 10)                                                1,061,649   1,073,340

Other liabilities                                                                    413         380
                                                                              ----------   ---------

   Total liabilities                                                           2,041,958   2,271,565
                                                                              ----------   ---------

Exchangeable Preferred Stock (notes 1 and 8)                                     629,739     629,801
Common stockholder's equity:
 Class A common stock, $1 par value.  Authorized 6,257,961 shares; no
  shares issued and outstanding                                                       --          --
 Class B common stock, $.01, par value.  Authorized 100 shares; issued and
  outstanding 100 shares                                                              --          --
 Additional paid-in capital                                                      305,694     336,921
 Accumulated deficit                                                              (8,104)     (2,452)
                                                                              ----------   ---------
                                                                                 297,590     334,469
 Due to TCI Communications, Inc. ("TCIC") (note 11)                              388,915     204,726
                                                                              ----------   ---------

   Total common stockholder's equity                                             686,505     539,195
                                                                              ----------   ---------

Commitments (note 12)
                                                                              $3,358,202   3,440,561
                                                                              ==========   =========

See accompanying notes to financial statements.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                              (see notes 1 and 2)

                           Statements of Operations


                                                          Pacific                       VII Cable
                                                          (note 2)                       (note 2)
                                                ----------------------------   ----------------------------
                                                                Five months    Seven months
                                                 Year ended        ended           ended       Year ended
                                                December 31,   December 31,      July 31,     December 31,
                                                    1997           1996            1996           1995
                                                -------------  -------------   -------------  -------------
                                                                  amounts in thousands

Revenue                                             $508,803        215,550  |     280,630        448,206
                                                                             |
Operating costs and expenses:                                                |
 Operating (note 11)                                 176,819         74,516  |     108,652        170,521
 Selling, general and administrative                                         |
   (note 11)                                         117,920         58,589  |      68,132        108,849
 Depreciation                                         43,299         12,765  |      40,681         63,292
 Amortization                                         77,948         31,878  |      10,899         18,682
                                                    --------        -------  |     -------        -------
                                                     415,986        177,748  |     228,364        361,344
                                                    --------        -------  |     -------        -------
                                                                             |
     Operating income                                 92,817         37,802  |      52,266         86,862
                                                                             |
Other income (expense):                                                      |
 Interest expense:                                                           |
   Related party (note 11)                           (23,819)        (3,079) |     (30,908)       (48,524)
   Other                                             (73,959)       (40,487) |          --             --
 Interest income                                         405            450  |       2,214             --
 Gain on sale of marketable                                                  |
  securities held as                                                         |
  available-for-sale                                      --             --  |          --         26,902
 Other, net                                             (211)        (1,312) |         520          1,293
                                                    --------        -------  |     -------        -------
                                                     (97,584)       (44,428) |     (28,174)       (20,329)
                                                    --------        -------  |     -------        -------
                                                                             |
   Earnings (loss) before income                                             |
    taxes                                             (4,767)        (6,626) |      24,092         66,533
                                                                             |
Income tax benefit (expense)                                                 |
 (note 10)                                              (885)         4,174  |     (13,432)       (32,819)
                                                    --------        -------  |     -------        -------
                                                                             |
   Net earnings (loss)                                (5,652)        (2,452) |      10,660         33,714
                                                                             |     =======        =======
                                                                             |
Dividend requirement on                                                      |
 Exchangeable Preferred Stock                        (31,227)       (13,079) |
                                                    --------        -------  |
                                                                             |
   Net loss attributable to common                                           |
    stockholder                                     $(36,879)       (15,531) |
                                                    ========        =======  |


See accompanying notes to financial statements.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                              (see notes 1 and 2)

                    Statement of Common Stockholder's Equity


                                              Common stock     Additional                Viacom                Total
                                            -----------------    paid-in   Accumulated   equity     Due to    equity
                                            Class A   Class B    capital    deficit     investment   TCIC    (deficit)
                                            -------   -------  ----------  -----------  ----------  ------  ----------
                                                                              amounts in thousands
VII Cable (note 2)
------------------

Balance at January 1, 1995                  $  --       --        --           --          823,940      --     823,940

 Net earnings                                  --       --        --           --           33,714      --      33,714
 Cash distributions to Viacom, Inc.
  ("Viacom")                                   --       --        --           --         (505,265)     --    (505,265)
 Cash distributions from Viacom                --       --        --           --          409,264      --     409,264
 Allocated charges from Viacom                 --       --        --           --          110,602      --     110,602
 Unrealized holding gains on available-
  for-sale securities, net of tax              --       --        --           --          (15,148)     --     (15,148)
                                            -------   -------  ----------  -----------  ----------  ------  ----------

Balance at December 31, 1995                   --       --        --           --          857,107      --     857,107

 Net earnings                                                                               10,660      --      10,660
 Net distributions from Viacom                 --       --        --           --            4,163      --       4,163
 Allocated interest from Viacom                --       --        --           --           28,140      --      28,140
 Allocated overhead from Viacom                --       --        --           --            5,750      --       5,750
 Income tax allocation from Viacom             --       --        --           --           10,873      --      10,873
 Salaries and benefits payments
  allocated by Viacom                          --       --        --           --            7,569      --       7,569
 Other                                         --       --        --           --              (11)     --         (11)
 Transfer of cash and net liabilities in
  connection with the First
  Distribution (note 1)                        --       --        --           --       (1,678,760)     --  (1,678,760)
 Costs incurred by TCIC to obtain
  Credit Agreement allocated to
  Viacom International Inc. (note 1)           --       --        --           --               --  12,673      12,673
                                            -------   -------  ----------  -----------  ----------  ------  ----------

Balance at July 31, 1996                    $  --       --        --           --         (754,509) 12,673    (741,836)
                                            =======   =======  ==========  ===========  ==========  ======  ==========
------------------------------------------------------------------------------------------------------------------------------------

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                              (see notes 1 and 2)


                 Statement of Common Stockholder's Equity, continued


                                                     Common stock    Additional
                                                   ----------------    paid-in    Accumulated    Due to    Total
                                                   Class A  Class B    capital      deficit       TCIC     equity
                                                   -------  -------  -----------  ------------  --------  --------
                                                                        amounts in thousands
Pacific (note 2)
----------------

 Initial capitalization                            $    --       --     350,000            --    35,293   385,293
 Net loss                                               --       --          --        (2,452)       --    (2,452)
 Accreted dividends on Exchangeable Preferred
  Stock                                                 --       --     (13,079)           --        --   (13,079)

 Allocation of programming charges from TCIC
  (note 11)                                             --       --          --            --    44,532    44,532

 Transfer of investment to TCIC (note 11)               --       --          --            --   (47,300)  (47,300)

 Allocation of expenses in connection with the
  Services Agreement (note 11)                          --       --          --            --     7,982     7,982

 Intercompany income tax allocation (note 10)           --       --          --            --    25,531    25,531

 Net cash transfers from TCIC                           --       --          --            --   138,688   138,688
                                                   -------  -------  ----------   -----------   -------   -------

Balance at December 31, 1996                            --       --     336,921        (2,452)  204,726   539,195

 Net loss                                               --       --          --        (5,652)       --    (5,652)
 Accreted dividends on Exchangeable Preferred
  Stock                                                 --       --     (31,227)           --        --   (31,227)

 Allocation of programming charges from TCIC
  (note 11)                                             --       --          --            --   124,054   124,054

 Allocation of expenses in connection with the
  Services Agreement (note 11)                          --       --          --            --    17,602    17,602

 Intercompany income tax allocation (note 10)           --       --          --            --    12,507    12,507

 Net cash transfers from TCIC                           --       --          --            --    30,026    30,026
                                                   -------  -------  ----------   -----------   -------   -------

Balance at December 31, 1997                       $    --       --     305,694        (8,104)  388,915   686,505
                                                   =======  =======  ==========   ===========   =======   =======

See accompanying notes to financial statements.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                              (see notes 1 and 2)

                            Statements of Cash Flows

                                                                       Pacific                      VII Cable
                                                                       (note 2)                      (note 2)
                                                             ----------------------------  ----------------------------
                                                                             Five months   Seven months
                                                              Year ended        ended          ended       Year ended
                                                             December 31,   December 31,     July 31,     December 31,
                                                                 1997           1996           1996           1995
                                                             -------------  -------------  -------------  -------------
                                                                               amounts in thousands
                                                                                (see notes 5 and 6)
Cash flows from operating activities:                                                     |
 Net earnings (loss)                                            $  (5,652)        (2,452) |      10,660         33,714
 Adjustments to reconcile net earnings (loss) to                                          |
  net cash provided by operating activities:                                              |
    Depreciation and amortization                                 121,247         44,643  |      51,580         81,974
    Intercompany income tax allocation                             12,507         25,531  |       9,283         25,894
    Gain on sale of marketable securities held as                                         |
     available-for-sale                                                --             --  |          --        (26,902)
    Deferred income tax expense (benefit)                         (12,192)       (29,705) |       2,559          2,754
    Other noncash credits                                              --             --  |         (35)           (60)
    Changes in operating assets and liabilities:                                          |
      Change in receivables                                         7,050         (9,351) |       1,215         (1,678)
      Change in accruals and payables                              (8,677)         6,805  |       6,288           (242)
      Change in prepaids                                            1,252         (3,877) |         141           (277)
                                                                ---------       --------  |  ----------       --------
         Net cash provided by operating activities                115,535         31,594  |      81,691        115,177
                                                                ---------       --------  |  ----------       --------
                                                                                          |
Cash flows from investing activities:                                                     |
 Capital expended for property and equipment                      (48,873)       (28,331) |     (68,581)      (117,966)
 Cash paid for acquisitions                                       (35,154)        (3,486) |          --             --
 Decrease in restricted cash                                       33,664          2,969  |          --             --
 Cash proceeds from disposition of assets                              --             --  |          81         27,001
 Other investing activities                                         7,137         (2,057) |      (4,364)       (13,636)
                                                                ---------       --------  |  ----------       --------
                                                                                          |
         Net cash used in investing activities                    (43,226)       (30,905) |     (72,864)      (104,601)
                                                                ---------       --------  |  ----------       --------
Cash flows from financing activities:                                                     |
 Change in cash overdraft                                          (9,736)         9,736  |          --             --
 Borrowings of debt                                                    --          1,884  |   1,700,000             --
 Repayments of debt                                              (200,000)      (200,000) |     (57,000)            --
 Payment of preferred stock dividends                             (31,289)        (9,074) |          --             --
 Net cash transfers from TCIC                                     171,682        191,202  |          --             --
 Transfer of cash to Viacom International                                                 |
  Services Inc. ("New VII") as part of First                                              |
  Distribution (note 1)                                                --             --  |  (1,701,112)            --
 Change in cash transfers from Viacom                                  --             --  |       4,163        (96,001)
 Allocated charges from Viacom                                         --             --  |      43,038         84,708
                                                                ---------       --------  |  ----------       --------
         Net cash provided by (used in) financing activities      (69,343)        (6,252) |     (10,911)       (11,293)
                                                                ---------       --------  |  ----------       --------
                                                                                          |
         Net increase (decrease) in cash                            2,966         (5,563) |      (2,084)          (717)
                                                                                          |
           Cash at beginning of period                                 --          5,563  |       2,294          3,011
                                                                ---------       --------  |  ----------       --------
                                                                                          |
           Cash at end of period                                $   2,966             --  |         210          2,294
                                                                =========       ========  |  ==========       ========

See accompanying notes to financial statements.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                         Notes to Financial Statements

                       December 31, 1997, 1996 and 1995

(1)  Acquisition and Related Transactions
     ------------------------------------

     On July 24, 1995, Viacom, Viacom International Inc. (after giving effect to the First Distribution, as defined below, "VII Cable"), a wholly owned subsidiary of Viacom, and New VII, a wholly-owned subsidiary of VII Cable, entered into certain agreements (the "Transaction Agreements") with Tele-Communications, Inc. ("TCI") and TCIC, a subsidiary of TCI, providing for, among other things, the conveyance of Viacom International Inc.'s non-cable assets and liabilities to New VII, the distribution of all of the common stock of New VII to Viacom (the "First Distribution"), the Exchange Offer (as defined below) and the issuance to TCIC of all of the Class B common stock of VII Cable. On June 24, 1996, Viacom commenced an exchange offer (the "Exchange Offer") pursuant to which Viacom shareholders had the option to exchange shares of Viacom Class A or Class B common stock ("Viacom Common Stock") for a total of 6,257,961 shares of VII Cable Class A common stock. The Exchange Offer expired on July 22, 1996 with a final exchange ratio of 0.4075 shares of VII Cable Class A common stock for each share of Viacom Common Stock accepted for exchange.

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

     On October 13, 1995, TCIC (as buyer) and Prime Cable of Fort Bend, L.P. and Prime Cable Income Partners, L.P. (as sellers) executed asset and stock purchase and sale agreements (the "Houston Purchase Agreements") providing for the sale of certain cable television systems serving the greater Houston Metropolitan Area for a total base purchase price of $301 million, subject to adjustments. On December 18, 1995, TCIC assigned all of its rights, remedies, title and interest in, to and under the Houston Purchase Agreements to a subsidiary of InterMedia Capital Partners IV, L.P. ("IMP"). On May 8, 1996, IMP consummated the transactions contemplated by the Houston Purchase Agreements. In connection with the Acquisition, IMP exchanged its Houston cable systems plus cash amounting to $36,633,000 (the "Exchange Cash") for VII Cable's Nashville cable system (the "Exchange"). The Exchange Cash was escrowed for cable system acquisitions. During the third quarter of 1996, TCIC acquired a 49% limited partnership interest in IMP. In January 1997, Pacific used the Exchange Cash to purchase a cable system serving approximately 20,000 subscribers in and around Boulder County, Colorado.
                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                         Notes to Financial Statements


(2)  Basis of Presentation
     ---------------------

     Pacific, through its subsidiaries and affiliates, is principally engaged in the construction, acquisition, ownership, and operation of cable television systems. At December 31, 1997, Pacific operates its cable television systems primarily in the following six geographic markets: the San Francisco and Northern California area; Salem, Oregon; the Seattle, Washington and Greater Puget Sound area; Houston, Texas; Boulder County, Colorado; and Dayton, Ohio.

     TCI common stock, par value $1.00 per share, is comprised of six series:
     Tele-Communications, Inc. Series A TCI Group Common Stock ("TCI Group Series A Stock") and Tele-Communications, Inc. Series B TCI Group Common Stock (collectively, "TCI Group Stock"), Tele-Communications, Inc. Series A Liberty Media Group Common Stock and Tele-Communications, Inc. Series B Liberty Media Group Common Stock (collectively, "Liberty Group Stock"), Tele-Communications, Inc. Series A TCI Ventures Group Common Stock and Tele-Communications, Inc. Series B TCI Ventures Group Common Stock (collectively, "TCI Ventures Group Stock").

     The Liberty Group Stock is intended to reflect the separate performance of the "Liberty Media Group," which is comprised of TCI's assets which produce and distribute programming services. The TCI Ventures Group Stock is intended to reflect the separate performance of the "TCI Ventures Group," which is comprised of TCI's principal international assets and businesses and substantially all of TCI's non-cable and non-programming assets. The TCI Group Stock is intended to reflect the separate performance of TCI and its subsidiaries and assets not attributed to Liberty Media Group or TCI Ventures Group. Such subsidiaries and assets are referred to as "TCI Group" and are comprised primarily of TCI's domestic cable and communications business. Pacific is a member of the TCI Group.

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

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                         Notes to Financial Statements


     The following table represents the summary balance sheet of VII Cable at July 31, 1996 prior to the consummation of the Exchange Offer and the Acquisition and the opening summary balance sheet of Pacific subsequent to the consummation of the Exchange Offer, the Acquisition, and the Exchange (amounts in thousands):

                                               VII
                                              Cable          Pacific
                                            ----------     ----------
     Assets
     ------
       Cash, receivables and prepaids       $   16,465        17,466
       Restricted cash                              --        36,633
       Property and equipment, net             447,435       362,726
       Franchise costs and other assets        586,798     3,076,729
                                            ----------     ---------
                                            $1,050,698     3,493,554
                                            ==========     =========
     Liabilities and Equity
     ----------------------
       Payables and accruals                $   30,899        29,420
       Debt                                  1,700,000     1,350,000
       Deferred income taxes                    59,411     1,103,045
       Other liabilities                         2,224            --
                                            ----------     ---------
         Total liabilities                   1,792,534     2,482,465
                                            ----------     ---------

       Exchangeable Preferred Stock                 --       625,796
       Due to TCIC                              12,673        35,293
       Equity (deficit)                       (754,509)      350,000
                                            ----------     ---------
                                            $1,050,698     3,493,554
                                            ==========     =========

     The accompanying financial statements include the accounts of the Company and its subsidiaries.

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                         Notes to Financial Statements


   The following reflects the recapitalization of equity resulting from the Exchange Offer, the Acquisition and the Exchange (amounts in thousands):

     Viacom negative equity investment in VII Cable exchanged with
       Viacom shareholders for shares of VII Cable Class A common
       stock                                                         $ (741,836)

     Capital contribution by TCIC for shares of VII Cable Class B
       common stock                                                     350,000

     Conversion of shares of VII Cable Class A common stock into
       shares of Exchangeable Preferred Stock                          (625,796)

     Amounts due to TCIC assumed in the Exchange                         22,620

     Elimination of historical equity of VII Cable, excluding
       amounts due to TCIC                                            1,380,305
                                                                     ----------

     Initial common stockholder's equity of Pacific subsequent to
       the Exchange Offer, the Acquisition and the Exchange          $  385,293
                                                                     ==========

(3)  Summary of Significant Accounting Policies
     ------------------------------------------

     Receivables
     -----------

     Receivables are reflected net of an allowance for doubtful accounts. Such allowance at December 31, 1997 and 1996 was not material.

     Property and Equipment
     ----------------------

     Property and equipment is stated at cost, including acquisition costs allocated to tangible assets acquired based upon estimated fair market value. Construction costs, including interest during construction and applicable overhead, are capitalized. Interest capitalized was not material during any of the periods presented.

     Depreciation expense during the year ended December 31, 1997 and the five months ended December 31, 1996 is computed on a straight-line basis over estimated useful lives of 3 to 15 years for distribution systems and 3 to 40 years for support equipment and buildings. Depreciation expense during periods prior to August 1, 1996 is computed on a straight-line basis over estimated useful lives of 9 to 15 years for distribution systems and 4 to 30 years for support equipment and buildings.

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

     Franchise Costs
     ---------------

     Subsequent to the Acquisition, franchise costs consist primarily of the difference between TCIC's allocated historical cost of acquiring VII Cable and amounts allocated to the tangible assets. Prior to the Acquisition, franchise costs of VII Cable substantially consisted of the difference between the cost of acquired businesses and amounts allocated to their tangible assets.

     Franchise costs are generally amortized on a straight-line basis over 40 years. Costs incurred by the Company in negotiating and renewing franchise agreements are amortized on a straight line basis over the life of the franchise, generally 10 to 20 years. Costs incurred by VII Cable prior to the Acquisition in obtaining franchises were being amortized on a straight-line basis over the life of the franchise, generally 10 to 25 years.

     Impairment of Long-Lived Assets
     -------------------------------

     The Company periodically reviews the carrying amounts of property, plant and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets, accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

     Revenue Recognition
     -------------------

     Cable revenue for customer fees, equipment rental, advertising, pay-per-view programming and revenue sharing agreements is recognized in the period that services are delivered. Installation revenue is recognized in the period the installation services are provided to the extent of direct selling costs. Any remaining amount is deferred and recognized over the estimated average period that customers are expected to remain connected to the cable television system.

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


                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                         Notes to Financial Statements

     Reclassifications
     -----------------

     Certain amounts have been reclassified for comparability with the 1997 presentation.

(4)  Derivative Financial Instruments
     --------------------------------

     The Company has entered into a fixed interest rate exchange agreement ("Interest Rate Swap") which it uses to manage interest rate risk arising from the Company's financial liabilities. Such Interest Rate Swap is accounted for as a hedge; and accordingly, amounts receivable or payable under the Interest Rate Swap are recognized as adjustments to interest expense. Any gain or loss on early termination of the Interest Rate Swap is included in the carrying amount of the related debt and amortized as yield adjustments over the remaining term of the derivative financial instrument or the remaining term of such related debt, whichever is shorter. Pacific does not use the Interest Rate Swap for trading purposes.

(5)  Supplemental Disclosure to Statements of Cash Flows Relating to the
     -------------------------------------------------------------------
     Exchange Offer, Acquisition, and the Exchange
     ---------------------------------------------

                                                     amounts in thousands

          Cash of VII Cable at July 31, 1996               $   210

          Net cash received in the Acquisition and
            Exchange forworking capital
            adjustments                                      5,353
                                                           -------

          Cash of Pacific upon consummation of
            Exchange Offer and Acquisition                 $ 5,563
                                                           =======

          Restricted Exchange Cash                         $36,633
                                                           =======

(6)  Supplemental Disclosure to Statements of Cash Flows
     ---------------------------------------------------

     Cash paid for interest was $97,841,000 for the year ended December 31, 1997 and $40,163,000 for the five months ended December 31, 1996. Pacific's intercompany income tax allocation from TCIC has been treated as a non-cash item for purposes of the accompanying statements of cash flows. Accordingly, cash paid for income taxes was not material for the year ended December 31, 1997 or the five months ended December 31, 1996. Prior to the Acquisition, interest and income taxes were settled through the Viacom intercompany account. See notes 10 and 11.

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                         Notes to Financial Statements

     Significant noncash investing and financing activities are as follows:

                                                      Pacific                                VII Cable
                                           -----------------------------         ------------------------------
                                                             Five months         Seven months
                                            Year ended         ended                ended          Year ended
                                           December 31,     December 31,           July 31,       December 31,
                                               1997             1996                 1996             1995
                                           ------------     ------------         ------------     ------------
                                                                   amounts in thousands
                                                                            |
     Accreted preferred stock dividends    $     31,227           13,079    |              --               --
                                           ============     ============    |    ============     ============
                                                                            |
     Exchange of investment for                                             |
      intercompany note                                                     |
      receivable (note 11)                 $         --           47,300    |              --               --
                                           ============     ============    |    ============     ============
                                                                            |
     Transfer of liabilities, net                                           |
      of assets under First                                                 |
      Distribution (note 1)                $         --               --    |          22,352               --
                                           ============     ============    |    ============     ============
                                                                            |
     Costs incurred by TCIC to                                              |
      obtain Credit Agreement                                               |
      allocated to VII Cable                                                |
      (note 2)                             $         --               --    |          12,673               --
                                           ============     ============    |    ============     ============

(7)  Debt
     ----

     In connection with the Transaction Agreements described in note 1, Viacom International Inc. borrowed $1.7 billion pursuant to the Credit Agreement. A $300 million term loan and $50 million of the $1.05 billion revolving commitment loan (the "Revolving Loan") were repaid with the proceeds from the TCIC capital contribution described in note 1. Following the Exchange Offer, Pacific retained the obligation to repay the Credit Agreement.

     At December 31, 1997, the Credit Agreement consisted of a $350 million term loan (the "Term Loan") which is due December 31, 2004 and the Revolving Loan which provides for semi-annual escalating commitment reductions from June 30, 1998 through September 30, 2004. The Term Loan and the Revolving Loan provide for quarterly interest payments at variable rates (7.4% and 7.1% respectively, at December 31, 1997) based upon the Company's debt to cash flow ratio (as defined in the Credit Agreement). The Credit Agreement contains restrictive covenants which require, among other things, the maintenance of specified cash flow and financial ratios and include certain limitations of indebtedness, investments, guarantees, dispositions, stock repurchases and dividend payments. In addition, the Revolving Loan requires a commitment fee ranging from 1/4% to 3/8% per annum to be paid quarterly on the average unborrowed portion of the total amount available for borrowing. At December 31, 1997, the unborrowed portion of the Revolving Loan was $450 million.

     Based on current rates available for debt of the same maturity, the Company believes that the fair value of Pacific's debt is approximately equal to its carrying value at December 31, 1997.

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                         Notes to Financial Statements


     In accordance with the terms of the Credit Agreement, Pacific has entered into an Interest Rate Swap with TCIC pursuant to which Pacific will pay a fixed interest rate of 7.5% on a notional amount of $600 million. The terms of the Interest Rate Swap become effective only if the one month LIBOR rate exceeds 6.5% for five consecutive days within the two-year observation period, as defined by the Interest Rate Swap (the "Trigger"). In the event the Trigger occurs, the terms of the agreement become effective until August 1, 2001. As of December 31, 1997, the terms of the Interest Rate Swap have not become effective.

     During 1994, Viacom International Inc. and certain of its subsidiaries entered into a $311 million credit agreement (the "Viacom Credit Agreement"), of which $57 million was entered into by Viacom Cablevision of Dayton Inc. ("Dayton"). Such borrowings by Dayton were included in the combined financial statements of VII Cable. The Viacom Credit Agreement stipulated that, should Dayton cease to be a wholly-owned subsidiary of Viacom or VII Cable, the $57 million of borrowings would become due and payable on the date on which Dayton ceased to be such a wholly-owned subsidiary. As a result of the transactions described in note 1, VII Cable repaid Dayton's obligation under the Viacom Credit Agreement on July 31, 1996, prior to the First Distribution.

     Additionally, in connection with the Credit Agreement, TCIC incurred commitment fees of approximately $13 million which have been deferred and will be amortized over the terms of the agreement.

     Annual maturities of debt for each of the next five years are as follows (amounts in thousands):

                1998                                    $    894
                1999                                         769
                2000                                         679
                2001                                           6
                2002                                     175,000

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

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                         Notes to Financial Statements


     The Exchangeable Preferred Stock is exchangeable, at the option of the holder commencing after the fifth anniversary of the date of issuance, for shares of TCI Group Series A Stock at an exchange rate of 5.447 shares of TCI Group Series A Stock for each share of Exchangeable Preferred Stock exchanged. The Exchangeable Preferred Stock is subject to redemption, at the option of Pacific, on or after the fifteenth day following the fifth anniversary of the date of issuance, initially at a redemption price of $102.50 per share and thereafter at prices declining ratably annually to $100 per share on and after the eighth anniversary of the date of issuance, plus accrued and unpaid dividends to the date of redemption. The Exchangeable Preferred Stock is also subject to mandatory redemption on the tenth anniversary of the date of issuance for $100 per share plus accrued and unpaid dividends. Amounts payable by the Company in satisfaction of its dividend, optional redemption and mandatory redemption obligations with respect to the Exchangeable Preferred Stock may be made in cash or, at the election of the Company, in shares of TCI Group Series A Stock, or in any combination of the foregoing. If payments are made in shares of TCI Group Series A Stock, Pacific will discount the market value of such stock by 5% in determining the number of shares required to be issued to satisfy such payments.

     The Exchangeable Preferred Stock does not entitle its holders to voting rights with respect to general corporate matters, except as provided by law and except (i) if dividends on the Exchangeable Preferred Stock are in arrears and unpaid for at least six quarterly dividend periods, in which case the number of directors constituting the Pacific Board of Directors will, without further action, be increased by two to permit the holders of the shares of Exchangeable Preferred Stock, voting separately as a class (with the holders of all other shares of parity stock upon which like voting rights have been conferred and are exercisable) to elect by a plurality vote two directors, until such time as all dividends in arrears on the Exchangeable Preferred Stock are paid in full or (ii) if Pacific seeks to (a) amend, alter or repeal (by merger or otherwise) any provision of the Amended and Restated Certificate of Incorporation so as to affect adversely the specified rights, preferences, privileges or voting rights of holders of shares of the Exchangeable Preferred Stock, (b) issue additional shares of Exchangeable Preferred Stock, (c) create or issue any class or series of senior stock or (d) effect any reclassification of the Exchangeable Preferred Stock (other than a reclassification that solely seeks to change the designation of the Exchangeable Preferred Stock and does not adversely affect the powers, preferences or rights of the holders of shares of Exchangeable Preferred Stock outstanding immediately prior to such reclassification), in each of which events specified in this clause
     (ii) the affirmative vote or consent of at least 66 2/3% of shares of Exchangeable Preferred Stock then outstanding, voting or consenting, as the case may be, separately as one class, would be required.


                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                         Notes to Financial Statements

(9)  Pension Plans and Other Employee Benefits
     -----------------------------------------

     TCI has several employee stock purchase plans to provide employees an opportunity to create a retirement fund, including ownership interests in TCI. The primary employee stock purchase plan provides for employees to contribute up to 10% of their compensation to a trust for investment in several diversified investment choices, including investment in TCI common stock. TCI, by annual resolution of the Board of Directors, generally contributes up to 100% of the amount contributed by employees. Such TCI contribution is invested in TCI Group Stock, Liberty Group Stock and TCI Ventures Group Stock. Amounts contributed by TCI on behalf of Pacific employees are allocated to Pacific pursuant to the Services Agreement described in note 11.

     Prior to the Acquisition, VII Cable employees were covered by Viacom's pension plan. Retirement benefits were based principally on years of service and salary. Viacom allocated charges for pension expense of $1,774,000 and $1,134,000 for the seven months ended July 31, 1996 and the year ended December 31, 1995, respectively. The obligation for pension benefits earned prior to the consummation of the Exchange Offer was retained by Viacom.

(10) Income Taxes
     ------------

     Prior to the Acquisition, VII Cable was included in the consolidated federal income tax returns of Viacom. Tax expense for the seven months ended July 31, 1996 and the year ended December 31, 1995 reflected in the accompanying statements of operations has been prepared on a separate return basis as though VII Cable had filed stand-alone income tax returns. The current income tax liabilities for such periods have been satisfied by Viacom. In connection with the transactions described in note 1, Viacom agreed to indemnify VII Cable against income tax assessments, if any, arising from federal, state or local tax audits for periods in which VII Cable was a member of Viacom's consolidated tax group.

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

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                         Notes to Financial Statements


     Income tax benefit (expense) consists of:

                                             Current      Deferred     Total
                                            ---------     --------     -------
                                                    amounts in thousands
     Pacific
     -------

     Year ended December 31, 1997:
       Intercompany tax allocation          $(12,507)           --     (12,507)
       Federal                                    --        10,598      10,598
       State and local                          (570)        1,594       1,024
                                            --------        ------     -------
                                            $(13,077)       12,192        (885)
                                            ========        ======     =======

     Five months ended December 31, 1996:
       Intercompany tax allocation          $(25,531)           --     (25,531)
       Federal                                    --        25,822      25,822
       State and local                            --         3,883       3,883
                                            --------        ------     -------
                                            $(25,531)       29,705       4,174
                                            ========        ======     =======

--------------------------------------------------------------------------------

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
                                            ========        ======     =======

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                         Notes to Financial Statements

     Income tax benefit (expense) differs from the amounts computed by applying the federal income tax rate of 35% as a result of the following:

                                       Pacific                      VII Cable
                             ---------------------------   ---------------------------
                                 Year       Five months
                                ended          ended        Seven months   Years ended
                             December 31,   December 31,        ended     December 31,
                                 1997           1996       July 31, 1996      1995
                             ------------   ------------   -------------  ------------
                                              amounts in thousands
Computed "expected" tax
  benefit (expense)          $ 1,668          2,319      |   (8,432)       (23,287)
Amortization not                                         |
  deductible for tax                                     |
  purposes                    (3,149)        (1,053)     |   (3,590)        (6,328)
State and local income                                   |
  taxes, net of federal                                  |
  income tax benefit             665          2,945      |   (1,253)        (2,931)
Other, net                       (69)           (37)     |     (157)          (273)
                             -------         ------      |  -------        -------
                             $  (885)         4,174      |  (13,432)       (32,819)
                             =======         ======      |  =======        =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                                                     December 31,
                                                              1997                 1996
                                                           ----------           ---------
                                                                 amounts in thousands
     Deferred tax assets:
       Investments due principally to differences in
         basis                                             $    2,168               1,004
       Other                                                      306                 800
                                                           ----------           ---------
           Net deferred tax assets                              2,474               1,804
                                                           ----------           ---------

     Deferred tax liabilities:
       Property and equipment, principally due to
         differences in basis and depreciation                 72,915              26,457
       Franchise costs, principally due to differences
         in basis and amortization                            991,208           1,048,687
                                                           ----------           ---------
           Total gross deferred tax liabilities             1,064,123           1,075,144
                                                           ----------           ---------
           Net deferred tax liability                      $1,061,649           1,073,340
                                                           ==========           =========


                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                         Notes to Financial Statements

(11) Related Party Transactions
     --------------------------

     Pacific purchases, at TCIC's cost, certain pay television and other programming through a certain indirect subsidiary of TCIC. Charges for such programming were $124,054,000 during the year ended December 31, 1997 and $44,532,000 during the five months ended December 31, 1996 and are included in operating expenses in the accompanying financial statements.

     Effective August 1, 1996, TCI began to provide certain administrative and other services to Pacific pursuant to a services agreement entered into among TCI, TCIC and Pacific (the "Services Agreement").

     The Services Agreement provides that, for so long as TCI continues to beneficially own shares of Pacific's common stock representing at least a majority in voting power of the outstanding shares of capital stock of Pacific entitled to vote generally in the election of directors, TCI will continue to provide in the same manner, and on the same basis as is generally provided from time to time to other participating TCI subsidiaries, benefits and administrative services to Pacific's employees. In this regard, Pacific is allocated that portion of TCI's compensation expense attributable to benefits extended to employees of Pacific.

     Pursuant to the Services Agreement, Pacific reimburses TCI for all direct expenses incurred by TCI in providing services and a pro rata share of all indirect expenses incurred by TCI in connection with the rendering of such general and administrative services, including a pro rata share of the salary and other compensation of TCI employees performing services for Pacific and general overhead expenses. Charges for expenses incurred in connection with the Services Agreement were $32,446,000 during the year ended December 31, 1997 and $13,712,000 during the five months ended December 31, 1996. Such charges are included in selling, general and administrative expenses in the accompanying financial statements. The obligations of TCI to provide services under the Services Agreement (other than TCI's obligation to allow Pacific's employees to participate in TCI's employee benefit plans) will continue in effect until terminated by any party to the Services Agreement at any time on not less than 60 days notice.

     Prior to the Acquisition, Viacom provided VII Cable with certain general services, including insurance, legal, financial and other corporate functions. Charges for these services were based on the average of certain specified ratios of revenue, operating income and net assets of VII Cable in relation to Viacom. Management believes that the methodologies used to allocate these charges were reasonable. The charges for such services were $5,750,000 and $13,492,000 for the seven months ended July 31, 1996 and the year ended December 31, 1995, respectively, and are included in selling, general and administrative expenses in the accompanying financial statements.

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                         Notes to Financial Statements


     Prior to the Acquisition, VII Cable, in the normal course of business, was involved in transactions with companies owned by or affiliated with Viacom. VII Cable had agreements to distribute television programs of such companies, including Showtime Networks Inc., MTV Networks, Comedy Central and USA Networks. The agreements required VII Cable to pay license fees based upon the number of customers receiving the service. Affiliate license fees incurred and paid under these agreements were $19,858,000 and $30,694,000 for the seven months ended July 31, 1996 and the year ended December 31, 1995, respectively. In addition, cooperative advertising expenses charged to affiliated companies were $364,000 and $1,350,000 for the seven months ended July 31, 1996 and the year ended December 31, 1995, respectively.

     In addition to the interest expense recorded by VII Cable on borrowings under the Viacom Credit Agreement and the Credit Agreement described in note 7, Viacom allocated to VII Cable interest expense of $26,019,000 and $46,363,000 during the seven months ended July 31, 1996 and the year ended December 31, 1995, respectively. Such allocated interest expense is related to Viacom corporate debt and was allocated to VII Cable on the basis of a percentage of VII Cable's average net assets to Viacom's average net assets.

     Due to TCIC's ownership of 100% of the common stockholder's equity of Pacific, the amounts due to TCIC have been classified as a component of common stockholder's equity in the accompanying consolidated balance sheets. Such amounts are due on demand and accrue interest at variable rates. Pacific recorded $23,819,000 and $3,079,000 of interest expense for the year ended December 31, 1997 and the five months ended December 31, 1996, respectively, related to the intercompany amounts due to TCIC.

     In 1996, Pacific transferred (the "Transfer") its investment in TCG San Francisco and TCG Seattle to TCI Development Corporation, a subsidiary of TCI, in exchange for a $47,300,000 note receivable. Such note bears interest at 10.5% per annum and is included as a reduction of the amount due to TCIC. No gain or loss was recognized in connection with the Transfer. During the year ended December 31, 1997 interest income related to the note receivable aggregated $5,035,000 and is included net of intercompany interest expense. Interest income related to the note receivable was not material for the five months ended December 31, 1996.

(12) Commitments
     -----------

     The Company leases business offices, has entered into pole rental agreements and uses certain equipment under lease arrangements. Rental expense under such arrangements amounted to $8,045,000, $2,771,000, $4,454,000 and $7,704,000 during the year ended December 31, 1997, the five months ended December 31, 1996, the seven months ended July 31, 1996 and the year ended December 31, 1995, respectively.

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                         Notes to Financial Statements


     It is expected that, in the normal course of business, expiring leases will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amount shown for 1997.

     The Company is a party to affiliation agreements with several of its programming suppliers. Pursuant to these agreements, the Company is committed to carry such suppliers programming on its cable systems. Several of these agreements provide for penalties and charges in the event the programming is not carried or not delivered to contractually specified numbers of subscribers.

     During 1997, the Company began a comprehensive review of its computer systems and related software to ensure systems properly recognize the year 2000 and continue to process business information. The systems being evaluated include all internal use software and devices and those systems and devices that manage the distribution of the Company's products. Additionally, the Company has initiated a program of communications with all of its significant suppliers to determine the readiness of these third parties and the impact on the Company if those third parties fail to remediate their own year 2000 issues.

     Over the past two years, the Company began an effort to convert a substantial portion of its financial applications to commercial products which are anticipated to be year 2000 ready, or to outsource portions of its financial applications to third party vendors who are expected to be year 2000 ready. Notwithstanding such effort, the Company is in the process of finalizing its assessment of the impact of year 2000. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test systems for year 2000 readiness. To date, the Company has inventoried substantially all of its cable systems and is currently evaluating the results of such inventory. The Company expects that it will have to modify or replace certain portions of its cable distribution plant, although the Company has not yet completed its assessment. Confirmations have been received from certain primary suppliers indicating they are either year 2000 ready or have plans in place to ensure readiness. As part of the Company's assessment of its year 2000 issue, it is evaluating the level of validation it will require of third parties to ensure their year 2000 readiness. The Company's manual assessment of the year 2000 date change should be complete by mid-1998.

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES

                         Notes to Financial Statements


     Management of the Company has not yet assessed the cost associated with its year 2000 readiness efforts and the related potential impact on the Company's net earnings. Amounts expended to date have not been material, although there can be no assurance that costs ultimately required to be paid to ensure the Company's year 2000 readiness will not have an adverse effect on the Company's financial position. Additionally, there can be no assurance that the systems of the Company's suppliers will be converted in time or that any such failure to convert by such third parties will not have an adverse effect on the Company's financial position.

(13) Quarterly Financial Information (Unaudited)
     -------------------------------------------

                                         Pacific
                        -------------------------------------------
                          1st         2nd         3rd         4th
                        Quarter     Quarter     Quarter     Quarter
                        -------     -------     -------     -------
                                     amounts in thousands
1997
----

Revenue                 $124,952    127,443     127,888     128,520

Operating income        $ 23,356     31,034      19,756      18,671

Net earnings (loss)     $ (1,475)     4,643      (2,149)     (6,671)

                                    VII Cable                         Pacific
                        -------------------------------     ------------------------
                                                1 month      2 months
                          1st         2nd        ended         ended           4th
                        Quarter     Quarter     July 31     September 30     Quarter
                        -------     -------     -------     ------------     -------
                                             amounts in thousands
1996                                                     |
----                                                     |
                                                         |
Revenue                 $118,321    121,348     40,961   |    82,008         133,542
                                                         |
Operating income        $ 20,547     24,251      7,468   |    15,683          22,119
                                                         |
Net earnings (loss)     $  3,390      5,414      1,856   |      (901)         (1,551)

                                   PART III.

Item 10.  Directors and Executive Officers of the Registrant.
--------  --------------------------------------------------

     The following lists the directors and executive officers of TCI Pacific Communications, Inc. ("Pacific"), their birth dates, a description of their business experience and the positions held with Pacific as of February 28, 1998. Officers are appointed for an indefinite time, serving at the pleasure of the Board of Directors.

       Name                                                   Positions
---------------------              -------------------------------------------------------------------

Donne F. Fisher                    Has served as a director of Pacific since July 1996.  Mr. Fisher
Born May 24, 1938                  was an Executive Vice President of Tele-Communications, Inc.
                                   ("TCI") from January 1994 through January 1, 1996.  On January 1,
                                   1996, Mr. Fisher resigned his position as an Executive Vice
                                   President of TCI and has been providing consulting services to TCI since January 1996.  Mr. Fisher served as an Executive Vice
                                   President of TCI Communications, Inc., a subsidiary of TCI and predecessor company of TCI ("TCIC"), from December 1991 to October
                                   1994.  Mr. Fisher has served as a director of TCI since June 1994, has served as a director of TCIC since 1980, and has served as a director of TCI Music, Inc., a subsidiary of TCI ("TCI Music"), since January 1997.  Mr. Fisher is also a director of General
                                   Communication, Inc.

Leo J. Hindery, Jr.                Has served as the President and Chief Executive Officer of Pacific,
Born October 31, 1947              and as a director of Pacific, since September 1997.  Mr. Hindery has served as the President and Chief Operating Officer of TCI since March 1997 and as a director of TCI since May 1997.  Mr.
                                   Hindery has served as the President and Chief Executive Officer of
                                   TCIC since March 1997.  Mr. Hindery has served as a director of
                                   TCIC since March 1997, and has served as the Chairman of the Board and a director of TCI Music since January 1997.  In addition, Mr.
                                   Hindery is the President, the Chief Executive Officer and/or a
                                   director of many of TCI's subsidiaries.  Mr. Hindery was previously founder, Managing General Partner and Chief Executive Officer of
                                   InterMedia Partners, a cable TV operator, and its affiliated entities from 1988 to March 1997.  Mr. Hindery is a director of
                                   United Video Satellite Group, Inc. and At Home Corporation, both of which are majority-owned subsidiaries of TCI.  Mr. Hindery is also a director of Cablevision Systems Corporation ("CSC") and TCI
                                   Satellite Entertainment, Inc.

Jerome H. Kern                     Has served as a director of Pacific since February 1998.   Mr. Kern
Born June 1, 1937                  has been special counsel since July 1996, and was a senior partner from September 1992 to July 1996, with the law firm of Baker &
                                   Botts, L.L.P.  Mr. Kern has served as a director of TCI since June
                                   1994 and as a director of Tele-Communications International, Inc., a subsidiary of TCI ("TINTA"), since May 1995.

                                     III-1


       Name                                                  Positions
------------------------           -------------------------------------------------------------------
John C. Malone                     Has served as a director of Pacific since July 1996.  Dr. Malone
Born March 7, 1941                 has served as the Chief Executive Officer of TCI since January
                                   1994, and as the Chairman of the Board of TCI since November 1996.
                                   Dr. Malone served as the President of TCI from January 1994 to
                                   March 1997, as the Chief Executive Officer of TCIC from March 1992 to October 1994 and as the President of TCIC from 1973 to October
                                   1994.  Dr. Malone is the Chairman of the Board and a director of
                                   TINTA and a director of TCI, TCIC, TCI Satellite Entertainment,
                                   Inc., and At Home Corporation, all of which are majority-owned subsidiaries of TCI.  Dr. Malone is also a director of BET
                                   Holdings, Inc., Lenfest Communications, Inc., The Bank of New York,
                                   and CSC.

Gary K. Bracken                    Has served as a Senior Vice President of Pacific since July 1996.
Born July 29, 1939                 Mr. Bracken has served as the Controller of TCIC since 1969 and as an Executive Vice President of TCIC since December 1997.  From
                                   December 1991 to December 1997, Mr. Bracken served as a Senior Vice
                                   President of TCIC.

Stephen M. Brett                   Has served as a Senior Vice President and the Secretary of Pacific
Born September 20, 1940            since July 1996.  Mr. Brett has served as an Executive Vice
                                   President, the General Counsel and the Secretary of TCI since
                                   January 1994, as an Executive Vice President of TCIC since October
                                   1997, and as the General Counsel and Secretary of TCIC since
                                   December 1991.  From December 1991 to October 1997, Mr. Brett
                                   served as a Senior Vice President of TCIC.  Mr. Brett is a Vice
                                   President and the Secretary of most of TCI's subsidiaries.

Marvin L. Jones                    Has served as an Executive Vice President and the Chief Operating
Born September 11, 1937            Officer of Pacific since April 1997.  Mr. Jones has served as an
                                   Executive Vice President and the Chief Operating Officer of TCIC,
                                   and a director of TCIC, since October 1997.  From November 1996 to
                                   October 1997, Mr. Jones served as the President of one of TCI's three cable units.  Mr. Jones was a consultant to the cable television industry from December 1991 to October 1996.  Mr. Jones is a Vice President or the President of various subsidiaries of TCI.

Bernard W. Schotters, II           Has served as a Senior Vice President and the Treasurer of Pacific
Born November 25, 1944             since July 1996.  Mr. Schotters has served as a Senior Vice
                                   President and the Treasurer of TCI since October 1997, and has served as an Executive Vice President of TCIC since December 1997.
                                   From December 1991 to December 1997, Mr. Schotters served as the
                                   Senior Vice President-Finance of TCIC.  Mr. Schotters has served as the Treasurer of TCIC since December 1991.  Mr. Schotters is a Vice
                                   President and the Treasurer of most of TCI's subsidiaries.


                                     III-2

Other
-----

     There are no family relations, of first cousin or closer, among Pacific's directors or executive officers, by blood, marriage or adoption.

     During the past five years, neither the above executive officers nor any director of Pacific has had any involvement in such legal proceedings as would be material to an evaluation of his or her ability or integrity.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Pacific's officers and directors, and persons who own more than 10% of a registered class of Pacific's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater-than-ten-percent shareholders are required by SEC regulation to furnish Pacific with copies of all Section 16(a) forms they file.

     Based solely on Pacific's review of the copies of such Section 16(a) forms and amendments thereto received, or written representations that no reporting was required, Pacific believes that, during the year ended December 31, 1997, its officers, directors and greater-than-ten-percent beneficial owners complied with all Section 16(a) filing requirements.

Item 11.  Executive Compensation.
-------   ----------------------

     Each of the directors and executive officers of Pacific is serving in such capacity at the request of, and in his capacity as an officer of, TCI or its subsidiaries. Such officers are compensated by TCI for their services to TCI and its subsidiaries, including Pacific, and will not receive any additional compensation from Pacific or otherwise for their services to Pacific. Pacific will not reimburse TCI for any compensation paid by TCI to its officers and directors. Instead, Pacific is allocated a comprehensive fee for all services provided.

     There are no arrangements whereby any of Pacific's directors received compensation for services as a director during 1997.

     Pacific has no separate compensation committee and compensation decisions relative to Pacific are determined by TCI's compensation committee. The members of TCI's compensation committee are Messrs. John W. Gallivan, Paul A. Gould and Kim Magness, all directors of TCI. Messrs. Gallivan, Gould and Magness are not, and have not been, officers of Pacific or TCI or their respective subsidiaries.

                                     III-3

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------   --------------------------------------------------------------

     Background of Stock Adjustments.  TCI has issued Tele-Communications, Inc.
     -------------------------------
Series A TCI Group Common Stock, par value $1.00 per share (the "TCI Group Series A Stock"), and Tele-Communications, Inc. Series B TCI Group Common Stock, par value $1.00 per share (the "TCI Group Series B Stock"), Tele-Communications, Inc. Series A Liberty Media Group Common Stock, par value $1.00 per share (the "Liberty Group Series A Stock"), and Tele-Communications, Inc. Series B Liberty Media Group Common Stock, par value $1.00 per share (the "Liberty Group Series B Stock" and together with the Liberty Group Series A Stock, the "Liberty Media Group Common Stock"), and in September 1997, TCI issued Tele-Communications, Inc. Series A TCI Ventures Group Common Stock, par value $1.00 per share (the "Ventures Group Series A Stock"), and Tele-Communications, Inc. Series B TCI Ventures Group Common Stock, par value $1.00 per share (the "Ventures Group Series B Stock" and together with the Ventures Group Series A Stock, the "Ventures Group Common Stock").

     Effective February 6, 1998, TCI issued a stock dividend to holders of Liberty Media Group Common Stock consisting of one share of Liberty Group Series A Stock for every two shares of Liberty Group Series A Stock held and one share of Liberty Group Series B Stock for every two shares of Liberty Group Series B Stock held (the "Liberty Stock Dividend"). In addition, TCI issued a stock dividend to holders of Ventures Group Common Stock consisting of one share of Ventures Group Series A Stock for each share of Ventures Group Series A Stock held and one share of Ventures Group Series B Stock for each share of Ventures Group Series B Stock held (the "Ventures Stock Dividend" and together with the Liberty Stock Dividend, the "1998 Stock Dividends"). As a result of the 1998 Stock Dividends, the number of shares underlying the options granted to purchase Liberty Group Series A Stock, Ventures Group Series A Stock, and Ventures Group Series B Stock, respectively, and the respective exercise prices of such options have been adjusted.

(a)  Security Ownership of Certain Beneficial Owners.  On December 31, 1997,
     -----------------------------------------------
TCIC directly owned all of the 100 outstanding shares of the Pacific Class B Common Stock, par value $0.01 per share ("Class B Stock"). Pacific has also authorized 6,257,961 shares of its Class A Common Stock, par value $100 per share ("Class A Stock"), none of which are issued and outstanding. TCIC's executive offices are located at 5619 DTC Parkway, Englewood, Colorado 80111. Additionally, Pacific has authorized and issued 6,257,961 shares of Class A Senior Cumulative Exchangeable Preferred Stock, par value $100 per share (the "Exchangeable Preferred Stock"). So far as is known to Pacific, no person owns beneficially more than 5% of the Exchangeable Preferred Stock.

                                     III-4

     The Exchangeable Preferred Stock does not entitle its holders to voting rights with respect to general corporate matters, except as provided by law and except (i) if dividends on the Exchangeable Preferred Stock are in arrears and unpaid for at least six quarterly dividend periods, in which case the number of directors constituting the Board of Directors will, without further action, be increased by two to permit the holders of the shares of Exchangeable Preferred Stock, voting separately as a class (with the holders of all other shares of parity stock upon which like voting rights have been conferred and are exercisable) to elect by a plurality vote two directors, until such time as all dividends in arrears on the Exchangeable Preferred Stock are paid in full, or
(ii) if Pacific seeks to (a) amend, alter or repeal (by merger or otherwise) any provision of the Restated Certificate of Incorporation so as to affect adversely the specified rights, preferences, privileges or voting rights of holders of shares of the Exchangeable Preferred Stock, (b) issue additional shares of Exchangeable Preferred Stock, (c) create or issue any class or series of senior stock, or (d) effect any reclassification of the Exchangeable Preferred Stock (other than a reclassification that solely seeks to change the designation of the Exchangeable Preferred Stock and does not adversely affect the powers, preferences or rights of the holders of shares of Exchangeable Preferred Stock outstanding immediately prior to such reclassification), in each of which events specified in this clause (ii) the affirmative vote or consent of at least 66 2/3% of the shares of Exchangeable Preferred Stock then outstanding, voting or consenting, as the case may be, separately as one class, would be required.

                                     III-5

(b)  Security Ownership of Management.  The following table sets forth, as of
     --------------------------------
     December 31, 1997, information with respect to the beneficial ownership of the Exchangeable Preferred Stock. In addition, the table sets forth information with respect to the beneficial ownership of (a) the following securities of TCIC: (i) Class A Common Stock (the "TCIC Class A Stock"),
     (ii) Class B Common Stock (the "TCIC Class B Stock"), and (iii) Cumulative Exchangeable Preferred Stock, Series A (the "TCIC Series A Preferred Stock"), and (b) the following securities of TCI: (i) TCI Group Series A Stock, (ii) TCI Group Series B Stock, (iii) Liberty Group Series A Stock,
     (iv) Liberty Group Series B Stock, (v) Ventures Group Series A Stock, (vi) Ventures Group Series B Stock, (vii) Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock (the "TCI Class B Preferred Stock"),
     (viii) Convertible Preferred Stock, Series C-TCI Group (the "TCOMA Series C Preferred Stock"), (ix) Convertible Preferred Stock, Series C-Liberty Media Group (the "LBTYA Series C Preferred Stock"), (x) Redeemable Convertible TCI Group Preferred Stock, Series G (the "TCI Series G Preferred Stock"), and (xi) Redeemable Convertible Liberty Media Group Preferred Stock, Series H (the "TCI Series H Preferred Stock"). The information in the table and the footnotes is dated as of December 31, 1997, but has been restated to reflect the 1998 Stock Dividends described above under "-Background of
                                                              -------------
     Stock Adjustments".  The table indicates securities beneficially owned by
     -----------------
     each director of Pacific and by the directors and all executive officers of Pacific as a group. Shares issuable upon exercise of options or conversion of convertible securities and upon vesting of restricted shares are deemed to be outstanding for the purpose of computing the percentage ownership and overall voting power of persons beneficially owning such securities, but have not been deemed to be outstanding for the purpose of computing the percentage ownership or overall voting power of any other person. Voting power in the table is computed with respect to a general election of directors of TCI with the TCI Group Series A Stock, Liberty Group Series A Stock, Ventures Group Series A Stock, TCI Group Series B Stock, Liberty Group Series B Stock, Ventures Group Series B Stock, TCI Class B Preferred Stock, TCOMA Series C Preferred Stock, LBTYA Series C Preferred Stock, TCI Series G Preferred Stock, and TCI Series H Preferred Stock voting together as one class. The number of shares of TCI Group Series A Stock, Liberty Group Series A Stock, and Ventures Group Series A Stock in the table includes interests of the directors and named executive officers and of members of the group of directors and executive officers in shares held for their respective accounts by the trustee of the TCI 401(k) Stock Plan prior to the amendments to such Plan effective in January 1998 (the "TCI Stock Plan"). So far as is known to Pacific, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them, except as otherwise stated in the notes to the table and except for the shares held for the benefit of such persons by the trustee of the pre-amended TCI Stock Plan, which shares are voted at the discretion of the trustee.

                                     III-6

   Name of                                          Amount and Nature            Percent     Voting
 Beneficial Owner        Title of Class           of Beneficial Ownership       of Class(1)  Power(1)
-----------------        --------------           -----------------------       ----------   -------
Donne F. Fisher          Exchangable Preferred               --                      --          --
                         TCI Group Series A             433,732 (2)                   *           *
                         TCI Group Series B             183,012                       *
                         Liberty Group Series A         381,838 (2)                   *
                         Liberty Group Series B          93,402                       *
                         Ventures Group Series A        306,184 (2)                   *
                         Ventures Group Series B        268,738                       *
                         TCI Class B Preferred            4,299 (3)                   *

Leo J. Hindery, Jr.      Exchangable Preferred               --                      --          --
                         TCI Group Series A           1,924,534 (4)                   *          1.60%
                         TCI Group Series B           1,684,775 (5)                  3.49%
                         Liberty Group Series A       1,125,000 (4)                   *
                         Ventures Group Series A      1,550,932 (4)                   *
                         Ventures Group Series B      1,721,360 (5)                  3.89%

Jerome H. Kern           Exchangable Preferred               --                      --          --
                         TCI Group Series A           2,230,746 (6)                   *           *
                         Liberty Group Series A       1,546,292 (6)                   *
                         Ventures Group Series A      1,324,876 (6)                   *

John C. Malone           Exchangable Preferred               --                      --          --
                         TCI Group Series A           1,512,864 (7)                   *         48.68%
                         TCI Group Series B          54,128,186 (5)(8)(9)(10)       84.47%
                         Liberty Group Series A       1,229,469 (7)(8)                *
                         Liberty Group Series B      27,233,811 (8)(9)(10)          85.96%
                         Ventures Group Series A      1,299,932 (7)                   *
                         Ventures Group Series B     45,239,888 (5)(7)(8)(9)(10)    93.16%
                         TCI Class B Preferred          273,600 (8)                 17.62%

All directors and
executive
officers as a
group
(8 persons)              Exchangable Preferred               --                      --          --
                         TCI Group Series A           7,860,054 (11)                 1.69%      49.23%
                         TCI Group Series B          54,313,242 (5)(8)(9)(10)       84.76%
                         Liberty Group Series A       5,333,897 (8)(11)              1.68%
                         Liberty Group Series B      27,328,981 (8)(9)(10)          86.26%
                         Ventures Group Series A      5,849,826 (11)                 1.58%
                         Ventures Group Series B     45,513,970 (5)(8)(9)(10)       93.73%
                         TCI Class B Preferred          279,731 (8)                 18.02%

_________________________

*    Less than one percent.

                                     III-7

(1) The figures for the percent of class and voting power calculations for Pacific are based on 100 shares of Class B Stock and 6,257,961 shares of Exchangeable Preferred Stock outstanding on December 31, 1997. The figures for the percent of class and voting power calculations for TCIC are based on 811,655 shares of TCIC Class A Stock, 94,447 shares of TCIC Class B Stock, and 4,600,000 shares of TCIC Series A Preferred Stock outstanding on December 31, 1997. In addition, the figures for the percent of class and voting power calculations for TCI are based on 458,473,123 shares of TCI Group Series A Stock, 48,230,923 shares of TCI Group Series B Stock, 313,225,982 shares of Liberty Group Series A Stock, 31,681,124 shares of Liberty Group Series B Stock, 365,719,524 shares of Ventures Group Series A Stock, 44,228,902 shares of Ventures Group Series B Stock, 1,552,490 shares of TCI Class B Preferred Stock, 70,575 shares of TCOMA Series C Preferred Stock, 70,575 shares of LBTYA Series C Preferred Stock, 6,567,344 shares of TCI Series G Preferred Stock, and 6,567,894 shares of TCI Series H Preferred Stock outstanding on December 31, 1997 (in each case after elimination of shares of TCI held by subsidiaries of TCI). The aforementioned share numbers for the TCI stock have been adjusted for the 1998 Stock Dividends. In addition, such share numbers have been adjusted for the February 9, 1998 transactions with the Magness Group (as discussed in note 9 below). As a result of such February 9, 1998 transactions, the following adjustments to the December 31, 1997, outstanding share numbers have been made: (i) a reduction of 10,201,040 shares in the outstanding number of TCI Group Series A Stock, (ii) an increase of 10,017,145 shares in the outstanding number of TCI Group Series B Stock, (iii) a reduction of 11,666,508 shares in the outstanding number of Ventures Group Series A Stock, and (iv) an increase of 12,034,298 shares in the outstanding number of Ventures Group Series B Stock.

(2) Assumes the exercise in full of the following: (a) stock options granted in tandem with stock appreciation rights in November 1994 to acquire 140,000 shares of TCI Group Series A Stock, 112,500 shares of Liberty Group Series A Stock and 120,000 Ventures Group Series A Stock, of which options to acquire 84,000, 67,500, and 72,000, respectively, of such shares are currently exercisable; and (b) stock options granted in January 1996, pursuant to TCI's 1994 Nonemployee Director Stock Option Plan (the "TCI Director Stock Option Plan"), to acquire 50,000 shares of TCI Group Series A Stock and 28,125 shares of Liberty Group Series A Stock, of which options to acquire 10,000 and 5,625, respectively, of such shares are currently exercisable.

(3) Includes 210 shares of TCI Class B Preferred Stock held by Mr. Fisher's wife.

(4) Assumes the exercise in full of the following: (a) stock options granted in tandem with stock appreciation rights in February 1997 to acquire 700,000 shares of TCI Group Series A Stock, 375,000 shares of Liberty Group Series A Stock and 600,000 shares of Ventures Group Series A Stock, none of which options are exercisable until February 7, 1998; and (b) stock options granted in tandem with stock appreciation rights in July 1997 to acquire 1,050,000 shares of TCI Group Series A Stock, 750,000 shares of Liberty Group Series A Stock and 900,000 shares of Ventures Group Series A Stock, none of which options are exercisable until July 23, 1998. Also includes 174,534 shares of restricted TCI Group Series A Stock and 50,932 shares of restricted Ventures Group Series A Stock. Such shares vest as to 50% in July 2001 and as to the remaining 50% in July 2002.

                                     III-8

(5) Includes 1,684,775 shares of TCI Group Series B Stock and 1,721,360 shares of Ventures Group Series B Stock held by trusts to which Mr. Hindery is the trustee and over which Dr. Malone has the power to vote such shares. Dr. Malone also has a right of first refusal with respect to any proposed transfer of such shares. Such right of first refusal may be exercised by Dr. Malone either by the payment of cash or, subject to certain exceptions, by the exchanging of shares of TCI Group Series A Stock for such TCI Group Series B Stock or Ventures Group Series A Stock for such Ventures Group Series B Stock. If not exercised by Dr. Malone, the right of first refusal may be exercised by TCI.

(6) Assumes the exercise in full of the following: (a) stock options granted in November 1994, pursuant to the TCI Director Stock Option Plan, to acquire 50,000 shares of TCI Group Series A Stock and 28,125 shares of Liberty Group Series A Stock, of which options to acquire 30,000 and 16,875, respectively, of such shares are currently exercisable; (b) stock options granted in tandem with stock appreciation rights in December 1995 to acquire 350,000 shares of TCI Group Series A Stock, 281,250 shares of Liberty Group Series A Stock and 300,000 shares of Ventures Group Series A Stock, of which options to acquire 140,000, 112,500 and 120,000, respectively, of such shares are currently exercisable; (c) stock options granted in tandem with stock appreciation rights in July 1997 to acquire 1,050,000 shares of TCI Group Series A Stock, 843,750 shares of Liberty Group Series A Stock and 900,000 shares of Ventures Group Series A Stock, none of which options are exercisable until July 23, 1998; and (d) stock options granted in tandem with stock appreciation rights in December 1997 to acquire 500,000 shares of TCI Group Series A Stock and 250,000 shares of Liberty Group Series A Stock, none of which options are exercisable until December 29, 1998. Also includes 163,620 shares of restricted TCI Group Series A Stock and 72,760 shares of restricted Ventures Group Series A Stock. Such shares vest as to 50% in July 2001 and as to the remaining 50% in July 2002.

(7) Assumes the exercise in full of the following: (a) stock options granted in tandem with stock appreciation rights in November 1992 to acquire 700,000 shares of TCI Group Series A Stock, 562,500 shares of Liberty Group Series A Stock and 600,000 shares of Ventures Group Series A Stock, all of which options are currently exercisable; (b) stock options granted in tandem with stock appreciation rights in December 1995 to acquire 700,000 shares of TCI Group Series A Stock, 562,500 shares of Liberty Group Series A Stock and 600,000 shares of Ventures Group Series A Stock, of which options to acquire 280,000, 225,000, and 240,000, respectively, of such shares are currently exercisable; and (c) stock options granted in tandem with stock appreciation rights in December 1997 to acquire 2,800,000 shares of Ventures Group Series B Stock, none of which options are exercisable until December 16, 1998, and which grant is subject to TCI stockholder approval.

(8) Includes 776,380 shares of TCI Group Series B Stock, 12,726 shares of Liberty Group Series A Stock, 439,875 shares of Liberty Group Series B Stock, 793,240 shares of Ventures Group Series B Stock and 6,900 shares of TCI Class B Preferred Stock held by Dr. Malone's wife, Mrs. Leslie Malone, as to which Dr. Malone has disclaimed beneficial ownership.

                                     III-9

(9) Pursuant to a letter agreement dated June 17, 1988, the late Mr. Bob Magness and Kearns-Tribune Corporation each granted Dr. Malone certain rights with respect to the then Class B Common Stock of TCI owned by them. Dr. Malone agreed with TCI to forego the exercise of such rights in connection with a June 16, 1997 transaction whereby the Estate of Bob Magness sold 30,545,864 shares of TCI Group Series B Stock to TCI in exchange for an equal number of shares of TCI Group Series A Stock. In consideration thereof, TCI granted Dr. Malone the right to acquire, at any time and from time to time prior to June 30, 1999 (the "Malone Right"), up to 30,545,864 shares of TCI Group Series B Stock for either (or any combination of): (i) shares of TCI Group Series A Stock on a one-for-one basis or (ii) cash based on the closing sales price of the TCI Group Series B Stock on the National Market tier of the Nasdaq Stock Market for a specified period prior to the acquisition of such shares by Dr. Malone (the "TCI-Estates Agreement"). Effective February 9, 1998, however, a portion of the Malone Right under the TCI-Estates Agreement has been unwound leaving 14,511,570 shares of TCI Group Series B Stock subject to the Malone Right, which may be exercised on a proportionate basis by Dr. Malone and the beneficiaries of the Estate of Bob Magness (the "Magness Group") as to 12,406,238 shares of the 14,511,570 shares subject to the Malone Right. At this time, Dr. Malone's proportionate share of the Malone Right is 6,809,537, Kim Magness' proportionate share (by means of his role as co-personal representative of the Estate of Bob Magness, as personal representative of the Estate of Betsy Magness and individually) is 5,460,148, and Gary Magness' proportionate share (by means of his role as co-personal representative of the Estate of Bob Magness and individually) is 4,171,825. (As co-personal representatives of the Estate of Bob Magness, the 4,035,271 shares of TCI Group Series B Stock attributable to the Estate of Bob Magness' proportionate right in the Malone Right, have been attributed in full to each of Kim and Gary Magness.) The Malone Right may be exercised at any time prior to June 30, 1999. If the Magness Group or any member thereof declines to participate in the Malone Right, Dr. Malone may acquire all such shares.

     In connection with the foregoing changes to the TCI-Estates Agreement, on February 9, 1998, Dr. Malone and his spouse (the "Malone Group") and the Magness Group entered into a Stockholders' Agreement pursuant to which the parties agreed to consult with each other on any matter coming to a vote of TCI stockholders; provided, however, that in the event of a disagreement, the shares of TCI Group Series B Stock, Liberty Group Series B Stock and Ventures Group Series B Stock held by the Malone Group and the Magness Group will be voted in the manner directed by Dr. Malone pursuant to an irrevocable proxy given by the Magness Group.

     As a result of the February 1998 transactions, Dr. Malone's beneficial ownership of TCI common stock includes the following shares held by the Magness Group: 16,365,681 shares of TCI Group Series B Stock, 14,292,719 shares of Liberty Group Series B Stock, and 18,684,034 shares of Ventures Group Series B Stock. In addition, all of the shares subject to the Malone Right have been included in Dr. Malone's beneficial stock ownership information.

(10) Dr. and Mrs. Malone's shares of TCI Group Series B Stock, Liberty Group Series B Stock and Ventures Group Series B Stock (collectively, the "Series B Stock") are subject to the terms of a Call Agreement dated as of February 9, 1998, among Dr. and Mrs. Malone and TCI. Such Call Agreement provides TCI the right to acquire all of the shares of Series B Stock owned by Dr. and Mrs. Malone upon Dr. Malone's death or a contemplated sale of such Series B Stock to third parties at prices determined in accordance with the Call Agreement. Such Call Agreement also prohibits Dr. and Mrs. Malone from disposing of their Series B Stock, except for certain exempt transfers (such as transfers to related parties or to the Magness Group or public sales of up to an aggregate of 5% of their Series B Stock).

                                     III-10

(11) Certain executive officers and directors of Pacific (4 persons, including Dr. Malone) hold options, which were granted in tandem with stock appreciation rights in November 1992, to acquire an aggregate of 756,500 shares of TCI Group Series A Stock, 703,124 shares of Liberty Group Series A Stock, and 654,000 shares of Ventures Group Series A Stock. All of such options are currently exercisable.

     Additionally, certain executive officers (3 persons) hold stock options granted in tandem with stock appreciation rights in October 1993 to acquire an aggregate of 65,625 shares of TCI Group Series A Stock, 140,624 shares of Liberty Group Series A Stock, and 56,250 shares of Ventures Group Series A Stock. All of such options are currently exercisable.

     Also, certain executive officers and directors (4 persons, including Mr. Fisher) hold stock options, which were granted in tandem with stock appreciation rights in November 1994, to acquire an aggregate of 350,000 shares of TCI Group Series A Stock, 281,250 shares of Liberty Group Series A Stock, and 300,000 shares of Ventures Group Series A Stock. Options to acquire 210,000, 168,750, and 180,000, respectively of such shares are currently exercisable.

     Mr. Kern holds a stock option, which was granted in November 1994, pursuant to the TCI Director Stock Option Plan, to acquire 50,000 shares of TCI Group Series A Common Stock and 28,125 shares of Liberty Group Series A Common Stock. Options to acquire 30,000 and 16,875, respectively, are currently exercisable.

     Additionally, certain executive officers and directors (5 persons, including Mr. Kern and Dr. Malone) hold stock options, which were granted in tandem with stock appreciation rights in December 1995, to acquire an aggregate of 1,487,500 shares of TCI Group Series A Stock, 1,012,500 shares of Liberty Group Series A Stock and 1,275,000 shares of Ventures Group Series A Stock. Options to acquire 595,000, 405,000, and 510,000, respectively, of such shares are currently exercisable.

     Additionally, certain executive officers and directors (6 persons, including Messrs. Hindery and Kern) hold stock options, which were granted, in tandem with stock appreciation rights in July 1997, to acquire an aggregate of 2,592,500 shares of TCI Group Series A Stock, 1,793,751 shares of Liberty Group Series A Stock and 2,145,000 shares of Ventures Group Series A Stock. None of these options are exercisable until July 23, 1998.

     Additionally, certain executive officers hold an aggregate of 60,266 shares of restricted TCI Group Series A Stock, 22,500 shares of restricted Liberty Group Series A Stock and 29,468 shares of restricted Ventures Group Series A Stock. Such shares vest 50% in December 1999 and the remaining 50% in December 2000.

     Mr. Fisher holds a stock option, which was granted in January 1996, pursuant to the TCI Director Stock Option Plan, to acquire 50,000 shares of TCI Group Series A Common Stock and 28,125 shares of Liberty Group Series A Common Stock. Options to acquire 10,000 and 5,625, respectively, are currently exercisable.

     Mr. Hindery holds a stock option, which was granted in tandem with stock appreciation rights in February 1997, to acquire 700,000 shares of TCI Group Series A Stock, 375,000 shares of Liberty Group Series A Stock and 600,000 shares of Ventures Group Series A Stock. None of these options are exercisable until February 7, 1998.

                                     III-11

     A certain executive officer holds a stock option, which was granted in tandem with stock appreciation rights in May 1997, to acquire 157,500 shares of TCI Group Series A Stock and 135,000 shares of Ventures Group Series A Stock. None of these options are exercisable until May 15, 1998.

     Also, Messrs. Hindery and Kern hold an aggregate of 338,154 shares of restricted TCI Group Series A Stock and 123,692 shares of restricted Ventures Group Series A Stock. Such shares vest as to 50% in July 2001 and as to the remaining 50% in July 2002.

     Additionally, Mr. Kern holds a stock option, which was granted in tandem with stock appreciation rights in December 1997, to acquire 500,000 shares of TCI Group Series A Stock and 250,000 shares of Liberty Group Series A Stock. None of these options are exercisable until December 29, 1998.

     All of the aforementioned options with tandem stock appreciation rights, options and restricted stock are reflected in this table assuming the exercise or vesting in full of such securities.

     No equity securities in any subsidiary of Pacific, other than directors' qualifying shares, are owned by any of Pacific's executive officers or directors.

(12) Dr. Malone holds a stock option, which was granted in tandem with stock appreciation rights in December 1997, to acquire 2,800,000 shares of Ventures Group Series B Stock. Such grant is subject to TCI stockholder approval. None of these options are exercisable until December 16, 1998. Such options are reflected in this table assuming the exercise or vesting in full of such securities.

     (c) Change of Control.  Pacific knows of no arrangements, including any
         -----------------
pledge by any person of securities of Pacific, the operation of which may at a subsequent date result in a change in control of Pacific.

                                     III-12

Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

     (a)  Transactions with Management and Others.
          ---------------------------------------

     Pacific purchases, at TCIC's cost, certain pay television and other programming through an indirect subsidiary of TCIC. Charges for such programming were $124,054,000 during the year ended December 31, 1997, and are included in operating expenses in the accompanying financial statements.

     TCI provides certain administrative and other services to Pacific pursuant to a services agreement effective August 1, 1996, entered into among TCI, TCIC, and Pacific (the "Services Agreement"). The Services Agreement provides that, for so long as TCI continues to beneficially own shares of Pacific's Common Stock representing at least a majority in voting power of the outstanding shares of capital stock of Pacific entitled to vote generally in the election of directors, TCI will continue to provide in the same manner, and on the same basis as is generally provided, from time to time, to other participating TCI subsidiaries, benefits and administrative services to Pacific's employees. In this regard, Pacific is allocated that portion of TCI's compensation expense attributable to benefits extended to employees of Pacific.

     Pursuant to the Services Agreement, Pacific reimburses TCI for all direct expenses incurred by TCI in providing such services and a pro rata share of all indirect expenses incurred by TCI in connection with the rendering of such services, including a pro rata share of the salary and other compensation of TCI employees performing services for Pacific and general overhead expenses. Charges for expenses incurred in connection with the Services Agreement were $32,446,000 during the year ended December 31, 1997, and are included in selling, general and administrative expenses in the accompanying financial statements. The obligations of TCI to provide services under the Services Agreement (other than TCI's obligation to allow Pacific's employees to participate in TCI's employee benefit plans) will continue in effect until terminated by any party to the Services Agreement upon at least 60 days' notice.

     Pacific is included in the consolidated federal income tax return of TCI. Income tax expense or benefit for Pacific is based on those items in the consolidated calculation applicable to Pacific. Intercompany income tax allocation represents an apportionment of tax expense or benefit (other than deferred taxes) among the subsidiaries of TCI in relation to their respective amounts of taxable earnings or losses. The payable or receivable arising from the intercompany income tax allocation is recorded as an increase or decrease in amounts due to TCIC. During the year ended December 31, 1997, Pacific was allocated an intercompany income tax expense of $12,507,000.

     Pacific recorded $23,819,000 of interest expense for the year ended December 31, 1997, related to an intercompany amount due to TCIC.

     In 1996, Pacific transferred its investment in TCG San Francisco and TCG Seattle to TCI Development Corporation, a subsidiary of TCI, in exchange for a $47,300,000 note receivable. Such note bears interest at 10.5% per annum and is included as a reduction of the amount due to TCIC in the accompanying financial statements. No gain or loss was recognized in connection with such transfer. During the year ended December 31, 1997, interest income related to the note receivable aggregated $5,035,000.

     Pacific believes that the foregoing business dealings with TCI, TCIC and any of their respective subsidiaries during 1997 have been based upon terms no less advantageous to Pacific than those which would have been available in dealing with unaffiliated persons.

                                     III-13

      (b) Certain Business Relationships
          ------------------------------

     Jerome H. Kern, a director of Pacific, is special counsel with the law firm of Baker & Botts, L.L.P., the principal outside counsel for Pacific and TCI. Fees paid to Baker & Botts, L.L.P. by TCI and its consolidated subsidiaries (including Pacific) did not exceed five percent of such firm's gross revenues for the 1997 fiscal year.

     (c)  Indebtedness of Management
          --------------------------

          None.

                                     III-14

                                   PART IV.


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------   ----------------------------------------------------------------

(a) (1)    Financial Statements

Included in Part II of this Report:                             Page No.
                                                                --------
      Independent Auditors' Reports                               II-11

      Consolidated Balance Sheets,
       December 31, 1997 and 1996                                 II-13

      Statements of Operations,
       Year ended December 31, 1997, five months
         ended December 31, 1996, seven months
         ended July 31, 1996, year ended
         December 31, 1995                                        II-14

      Statements of Common Stockholder's Equity,
       Year ended December 31, 1997, five months
        ended December 31, 1996, seven months
        ended July 31, 1996, year ended
        December 31, 1995                                    II-15 to II-16


      Statements of Cash Flows,
       Year ended December 31, 1997, five months
        ended December 31, 1996, seven months
        ended July 31, 1996, year ended
        December 31, 1995                                         II-17

      Notes to Financial Statements,
       December 31, 1997, 1996 and 1995                      II-18 to II-33


(a) (2)  Financial Statement Schedules
         -----------------------------

Included in Part IV of this Report:

Financial Statement Schedules required to be filed:

      All schedules have been omitted because they are not applicable, or the required information is set forth in the financial statements or notes thereto.

(a) (3)  Exhibits
         --------

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3 - Articles of Incorporation and Bylaws:

     3.1 Restated Certificate of Incorporation, dated as of July 31, 1996. Incorporated herein by reference to the Company's Annual Report on
             Form 10-K for the year ended December 31, 1996 (Commission File No. 1-9554).

     3.2 Bylaws, adopted as of July 31, 1996.
           Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 1-9554).

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

   10.2 Services Agreement, dated as of July 31, 1996, between Tele-Communications, Inc., TCI Communications, Inc. and TCI Pacific Communications, Inc.
            Incorporated herein by reference to the Company's Annual Report on
             Form 10-K for the year ended December 31, 1996 (Commission File No. 1-9554).

21 - Subsidiaries of TCI Pacific Communications, Inc.

27 - Financial data schedule

(b)  Reports on Form 8-K filed during the quarter ended December 31, 1997:

            None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TCI PACIFIC COMMUNICATIONS, INC.


                                        By: /s/Leo J. Hindery, Jr.
                                           -----------------------
                                           Leo J. Hindery, Jr.
                                           President and Chief Executive
                                           Officer

Dated:  March 20, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

            Signature              Title                               Date
            ---------              -----                               ----
/s/  John C. Malone                Director                            March 20, 1998
---------------------------------
     John C. Malone

/s/  Leo J. Hindery, Jr.           Director, President and Chief       March 20, 1998
---------------------------------    Executive Officer
     Leo J. Hindery, Jr.


/s/  Donne F. Fisher               Director                            March 20, 1998
---------------------------------
     Donne F. Fisher


/s/  Jerome H. Kern                Director                            March 20, 1998
---------------------------------
     Jerome H. Kern


/s/  Marvin L. Jones               Executive Vice President and        March 20, 1998
---------------------------------    Chief Operating Officer
     Marvin L. Jones


/s/  Stephen M. Brett              Senior Vice President               March 20, 1998
---------------------------------    and Secretary
     Stephen M. Brett


/s/  Bernard W. Schotters          Senior Vice President               March 20, 1998
---------------------------------    Treasurer (Principal Financial
     Bernard W. Schotters            Officer)


/s/  Gary K. Bracken               Senior Vice President               March 20, 1998
---------------------------------    (Principal Accounting Officer)
     Gary K. Bracken

                                 EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3 - Articles of Incorporation and Bylaws:

     3.1 Restated Certificate of Incorporation, dated as of July 31, 1996. Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 1-9554).

     3.2  Bylaws, adopted as of July 31, 1996.
             Incorporated herein by reference to the Company's Annual Report on
               Form 10-K for the year ended December 31, 1996 (Commission File No. 1-9554).

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

     10.2 Services Agreement, dated as of July 31, 1996, between
             Tele-Communicatons, In., TCI Communications, Inc. and TCI Pacific Communications, Inc.
               Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 1-9554).

21 - Subsidiaries of TCI Pacific Communications, Inc.

27 - Financial data schedule