Form 10-Q
period 1998-03-31
TCI PACIFIC COMMUNICATIONS INC
filed 1998-05-12
CIK 814135

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                  F O R M 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1998

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from _____ to _____


Commission File Number 1-9554


                      TCI PACIFIC COMMUNICATIONS, INC.
                      --------------------------------
             (Exact name of Registrant as specified in its charter)



              State of Delaware                                                 04-2980402
----------------------------------------------------              -------------------------------------
         (State or other jurisdiction of                           (I.R.S. Employer Identification No.)
          incorporation or organization)

               5619 DTC Parkway
              Englewood, Colorado                                                  80111
----------------------------------------------------              -------------------------------------
(Address of principal executive offices)                                         (Zip Code)


       Registrant's telephone number, including area code: (303) 267-5500

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.     Yes           No   X
                                                   ------      ------


          All of the Registrant's common stock is owned by TCI Communications, Inc. The number of shares outstanding of the Registrant's common stock as of April 30, 1998 was:

                       Class B Common Stock - 100 shares.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of TCI Communications, Inc.)

                          Consolidated Balance Sheets
                                  (unaudited)


                                                                                  March 31,                 December 31,
                                                                                    1998                        1997
                                                                               -------------               -------------
                                                                                          amounts in thousands
Assets
------

Cash                                                                           $       715                       2,966

Trade and other receivables, net                                                     8,782                      11,936

Prepaid expenses                                                                     4,935                       4,892

Property and equipment, at cost:
 Land                                                                                5,803                       5,803
 Distribution systems                                                              413,306                     397,142
 Support equipment and buildings                                                    43,422                      42,217
                                                                               -----------                  ----------
                                                                                   462,531                     445,162
 Less accumulated depreciation                                                      61,894                      50,843
                                                                               -----------                  ----------
                                                                                   400,637                     394,319
                                                                               -----------                  ----------

Franchise costs                                                                  3,035,012                   3,035,057
 Less accumulated amortization                                                     126,566                     107,582
                                                                               -----------                  ----------
                                                                                 2,908,446                   2,927,475
                                                                               -----------                  ----------

Other assets, at cost, net of amortization                                          16,246                      16,614
                                                                               -----------                  ----------

                                                                               $ 3,339,761                   3,358,202
                                                                               ===========                  ==========
Liabilities and Common Stockholder's Equity
-------------------------------------------

Accounts payable                                                               $     2,948                       3,609

Accrued interest                                                                     7,290                         177

Accrued expenses and subscriber advance payments                                    23,855                      23,762

Debt (note 4)                                                                      898,977                     952,348

Deferred income taxes                                                            1,056,245                   1,061,649

Other liabilities                                                                      413                         413
                                                                               -----------                  ----------

   Total liabilities                                                             1,989,728                   2,041,958
                                                                               -----------                  ----------

Exchangeable Preferred Stock (note 5)                                              629,739                     629,739

Common stockholder's equity:
 Class A common stock, $1 par value.  Authorized 6,257,961
  shares; no shares issued and outstanding                                              --                          --
 Class B common stock, $.01, par value.  Authorized, issued and
  outstanding 100 shares                                                                --                          --
 Additional paid-in capital                                                        297,809                     305,694
 Accumulated deficit                                                               (11,217)                     (8,104)
                                                                               -----------                  ----------
                                                                                   286,592                     297,590
 Due to TCI Communications, Inc. ("TCIC") (note 6)                                 433,702                     388,915
                                                                               -----------                  ----------

   Total common stockholder's equity                                               720,294                     686,505
                                                                               -----------                  ----------

Commitments and contingencies (note 7)
                                                                               $ 3,339,761                   3,358,202
                                                                               ===========                  ==========

See accompanying notes to consolidated financial statements.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of TCI Communications, Inc.)

                     Consolidated Statements of Operations
                                  (unaudited)


                                                                             Three months ended
                                                                                 March 31,
                                                               ----------------------------------------------
                                                                         1998                    1997
                                                               ----------------------   ---------------------
                                                                           amounts in thousands
Revenue                                                               $ 128,303                 124,952

Operating costs and expenses:
 Operating:
   Programming (primarily from related parties - note 6)                 35,564                  32,806
   Other operating                                                       11,836                   9,714
 Selling, general and administrative:
   Related party (note 6)                                                 6,822                   7,215
   Other                                                                 24,443                  20,199
 Depreciation                                                            11,046                  12,322
 Amortization                                                            19,381                  19,340
                                                                      ---------               ---------
                                                                        109,092                 101,596
                                                                      ---------               ---------

        Operating income                                                 19,211                  23,356

Other income (expense):
 Interest expense:
   Related party (note 6)                                                (8,659)                 (5,771)
   Other                                                                (15,487)                (20,778)
 Interest income:
   Related party (note 6)                                                 1,374                   1,242
   Other                                                                     --                     405
 Other, net                                                                (331)                     --
                                                                      ---------               ---------
                                                                        (23,103)                (24,902)
                                                                      ---------               ---------

        Loss before income taxes                                         (3,892)                 (1,546)

Income tax benefit                                                          779                      71
                                                                      ---------               ---------
        Net loss                                                         (3,113)                 (1,475)

Dividend requirement on Exchangeable Preferred
  Stock                                                                  (7,885)                 (7,635)
                                                                      ---------               ---------


      Net loss attributable to common
        stockholder                                                   $ (10,998)                 (9,110)
                                                                      =========               =========

See accompanying notes to consolidated financial statements.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of TCI Communications, Inc.)

             Consolidated Statement of Common Stockholder's Equity
                       Three months ended March 31, 1998

                                  (unaudited)


                                                          Common stock        Additional
                                                      --------------------     paid-in     Accumulated  Due to     Total
                                                      Class A      Class B     capital       deficit     TCIC      equity
                                                      -------      -------    ----------   -----------  -------   --------
                                                                                 amounts in thousands

Balance at January 1, 1998                            $    --           --      305,694       (8,104)   388,915    686,505

 Net loss                                                  --           --           --       (3,113)        --     (3,113)

 Accreted dividends on Exchangeable Preferred
  Stock                                                    --           --       (7,885)          --         --     (7,885)


 Change in amounts due to TCIC                             --           --           --           --     44,787     44,787
                                                      -------      -------     --------     --------   --------   --------
Balance at March 31, 1998                             $    --           --      297,809      (11,217)   433,702    720,294
                                                      =======      =======     ========     ========   ========   ========

See accompanying notes to consolidated financial statements.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of TCI Communications, Inc.)

                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                              Three months ended
                                                                                  March 31,
                                                                 --------------------------------------------
                                                                         1998                   1997
                                                                 --------------------   ---------------------
                                                                            amounts in thousands
                                                                                (see note 2)
Cash flows from operating activities:
 Net loss                                                                  $  (3,113)                 (1,475)
 Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Depreciation and amortization                                             30,427                  31,662
    Deferred income tax benefit                                               (5,404)                 (2,608)
    Changes in operating assets and liabilities:
      Change in receivables                                                    3,154                   4,283
      Change in prepaid expenses                                                 (43)                  2,189
      Change in accruals and payables                                          6,545                  (8,619)
                                                                           ---------                --------

         Net cash provided by operating
           activities                                                         31,566                  25,432
                                                                           ---------                --------

Cash flows from investing activities:
 Capital expended for property and equipment                                 (17,330)                 (6,108)
 Other investing activities                                                      (18)                    109
 Cash paid for acquisitions                                                       --                 (35,323)
 Decrease in restricted cash                                                      --                  33,664
                                                                           ---------                --------

         Net cash used in investing
           activities                                                        (17,348)                 (7,658)
                                                                           ---------                --------

Cash flows from financing activities:
 Repayments of debt                                                          (53,371)               (110,000)
 Change in amounts due to TCIC                                                44,787                  97,993
 Payment of preferred stock dividends                                         (7,885)                 (7,885)
 Change in cash overdraft                                                         --                   2,118
                                                                           ---------                --------
         Net cash used in financing
           activities                                                        (16,469)                (17,774)
                                                                           ---------                --------
         Net decrease in cash                                                 (2,251)                     --

            Cash at beginning of period                                        2,966                      --
                                                                           ---------                --------
            Cash at end of period                                          $     715                      --
                                                                           =========                ========

See accompanying notes to consolidated financial statements.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of TCI Communications, Inc.)

                  Notes to Consolidated Financial Statements

                                 March 31, 1998
                                  (unaudited)

(1)  Basis of Presentation
     ---------------------

     The accompanying consolidated financial statements include the accounts of TCI Pacific Communications, Inc. ("Pacific" or the "Company") and those of all investments of more than 50% in subsidiaries in which the Company has significant control. All significant intercompany accounts and transactions have been eliminated in consolidation. TCIC owns 100% of the common stock of Pacific, and Tele-Communications, Inc. ("TCI") owns 100% of the common stock of TCIC.

     Pacific, through its subsidiaries and affiliates, is principally engaged in the construction, acquisition, ownership and operation of cable television systems. At March 31, 1998, Pacific operates its cable television systems primarily in the following six geographic markets: the San Francisco and Northern California area; Salem, Oregon; the Seattle, Washington and Greater Puget Sound area; Houston, Texas; Boulder County, Colorado; and Dayton, Ohio.

     Tele-Communications, Inc. common stock, par value $1.00 per share, is comprised of six series: Tele-Communications, Inc. Series A TCI Group Common Stock ("TCI Group Series A Stock") and Tele-Communications, Inc. Series B TCI Group Common Stock (collectively, "TCI Group Stock"), Tele-Communications, Inc. Series A Liberty Media Group Common Stock and Tele-Communications, Inc. Series B Liberty Media Group Common Stock (collectively, "Liberty Group Stock"), Tele-Communications, Inc. Series A TCI Ventures Group Common Stock and Tele-Communications, Inc. Series B TCI Ventures Group Common Stock (collectively, "TCI Ventures Group Stock").

     The Liberty Group Stock is intended to reflect the separate performance of the "Liberty Media Group," which is comprised of TCI's assets which produce and distribute programming services. The TCI Ventures Group Stock is intended to reflect the separate performance of the "TCI Ventures Group," which is comprised of TCI's principal international assets and businesses and substantially all of TCI's non-cable and non-programming assets. The TCI Group Stock is intended to reflect the separate performance of TCI and its subsidiaries and assets not attributed to Liberty Media Group or TCI Ventures Group. Such subsidiaries and assets are referred to as "TCI Group" and are comprised primarily of TCI's domestic cable and communications business. Pacific is attributed to the TCI Group.

     The accompanying interim financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with Pacific's combined financial statements and notes thereto contained in Pacific's Annual Report on Form 10-K for the year ended December 31, 1997.

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of TCI Communications, Inc.)

                  Notes to Consolidated Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Certain amounts have been reclassified for comparability with the 1998 presentation.

(2)  Supplemental Disclosure to Statements of Cash Flows
     ---------------------------------------------------

     Cash paid for interest was $17,033,000 and $24,469,000 for the three months ended March 31, 1998 and 1997, respectively. Also during these periods, cash paid for income taxes was not material.

(3)  Acquisition
     -----------

     In January 1997, Pacific used restricted cash obtained in a 1996 exchange of cable television systems with a related party (the "Exchange Cash") to purchase a cable system serving approximately 20,000 subscribers in and around Boulder County, Colorado (the "Boulder Acquisition").

(4)  Debt
     ----

     At March 31, 1998, Pacific's $1.4 billion credit agreement (the "Credit Agreement") consisted of a $350 million term loan (the "Term Loan") which is due December 31, 2004 and a $1.05 billion revolving commitment loan (the "Revolving Loan") which provides for semi-annual escalating commitment reductions from June 30, 1998 through September 30, 2004. The Term Loan and the Revolving Loan provide for quarterly interest payments at variable rates (6.8% and 6.4% respectively, at March 31, 1998) based upon the Company's debt to cash flow ratio (as defined in the Credit Agreement).
     The Credit Agreement contains restrictive covenants which require, among other things, the maintenance of specified cash flow and financial ratios and include certain limitations of indebtedness, investments, guarantees, dispositions, stock repurchases and dividend payments. In addition, the Revolving Loan requires a commitment fee ranging from 1/4% to 3/8% per annum to be paid quarterly on the average unborrowed portion of the total amount available for borrowing. At March 31, 1998, the unborrowed portion of the Revolving Loan was $503 million.

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of TCI Communications, Inc.)

                  Notes to Consolidated Financial Statements


     Based on current rates available for debt of the same maturity, the Company believes that the fair value of Pacific's debt is approximately equal to its carrying value at March 31, 1998.

     In accordance with the terms of the Credit Agreement, Pacific has entered into an interest rate exchange agreement (the "Interest Rate Swap") with TCIC pursuant to which Pacific will pay a fixed interest rate of 7.5% on a notional amount of $600 million. The terms of the Interest Rate Swap become effective only if the one month London Interbank Offered Rate ("LIBOR") exceeds 6.5% for five consecutive days within the two-year observation period, as defined by the Interest Rate Swap (the "Trigger"). In the event the Trigger occurs, the terms of the agreement become effective until August 1, 2001. As of March 31, 1998, the terms of the Interest Rate Swap have not become effective.

     Additionally, in connection with the Credit Agreement, TCIC incurred commitment fees of approximately $13 million which have been deferred and are being amortized over the terms of the Credit Agreement.

(5)  Exchangeable Preferred Stock
     ----------------------------

     The Company is authorized to issue and has issued 6,257,961 shares of 5% Class A Senior Cumulative Exchangeable Preferred Stock (the "Exchangeable Preferred Stock") with a stated value of $100 per share.

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

(6)  Related Party Transactions
     --------------------------

     Pacific purchases, at TCIC's cost, certain pay television and other programming through a certain indirect subsidiary of TCIC. Charges for such programming were $34,384,000 and $28,564,000 during the three months ended March 31, 1998 and 1997, respectively.

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of TCI Communications, Inc.)

                  Notes to Consolidated Financial Statements


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

     Pursuant to the Services Agreement, Pacific reimburses TCI for all direct expenses incurred by TCI in providing services and a pro rata share of all indirect expenses incurred by TCI in connection with the rendering of such general and administrative services, including a pro rata share of the salary and other compensation of TCI employees performing services for Pacific and general overhead expenses. Charges for expenses incurred in connection with the Services Agreement were $6,822,000 and $7,215,000 during the three months ended March 31, 1998 and 1997, respectively. The obligations of TCI to provide services under the Services Agreement (other than TCI's obligation to allow Pacific's employees to participate in TCI's employee benefit plans) will continue in effect until terminated by any party to the Services Agreement at any time on not less than 60 days notice.

     Due to TCIC's ownership of 100% of the common stockholder's equity of Pacific, the amounts due to TCIC have been classified as a component of common stockholder's equity in the accompanying consolidated balance sheets. Such amounts are due on demand and accrue interest at variable rates. Pacific recorded $8,659,000 and $5,771,000 of interest expense for the three months ended March 31, 1998 and 1997, respectively, related to the intercompany amounts due to TCIC.

     In 1996, Pacific transferred (the "Transfer") its investment in TCG San Francisco and TCG Seattle to TCI Development Corporation, a subsidiary of TCI, in exchange for a $47,300,000 note receivable. Such note bears interest at 10.5% per annum and is included as a reduction of the amount due to TCIC. No gain or loss was recognized in connection with the Transfer. During the three months ended March 31, 1998 and 1997, interest income related to the note receivable aggregated $1,374,000 and $1,242,000, respectively.

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of TCI Communications, Inc.)

                  Notes to Consolidated Financial Statements


(7)  Commitments and Contingencies
     -----------------------------

     On October 5, 1992, the United States Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). In 1993 and 1994, the Federal Communications Commission (the "FCC") adopted certain rate regulations required by the 1992 Cable Act and imposed a moratorium on certain rate increases. As a result of such actions, Pacific's basic and tier service rates and its equipment and installation charges (the "Regulated Services") are subject to the jurisdiction of local franchising authorities and the FCC. Basic and tier service rates are evaluated against competitive benchmark rates as published by the FCC, and equipment and installation charges are based on actual costs. Any rates for Regulated Services that exceeded the benchmarks were reduced as required by the 1993 and 1994 rate regulations. The rate regulations do not apply to the relatively few systems which are subject to "effective competition" or to services offered on an individual service basis, such as premium movie and pay-per-view services.

     Pacific believes that it has complied in all material respects with the provisions of the 1992 Cable Act, including its rate setting provisions. However, Pacific's rates for Regulated Services are subject to review by the FCC, if a complaint is filed by a customer, or the appropriate franchise authority, if such authority has been certified by the FCC to regulate rates. If, as a result of the review process, a system cannot substantiate its rates, it could be required to retroactively reduce its rates to the appropriate benchmark and refund the excess portion of rates received. Any refunds of the excess portion of tier service rates would be retroactive to the date of complaint. Any refunds of the excess portion of all other Regulated Service rates would be retroactive to one year prior to the implementation of the rate reductions.

     Pacific has contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible that Pacific may be required to make payments upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not have a material effect upon the Company's financial condition.


                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of TCI Communications, Inc.)

                  Notes to Consolidated Financial Statements


     During the three months ended March 31, 1998, the Company continued its enterprise-wide comprehensive review of its computer systems and related software to ensure systems properly recognize the year 2000 and continue to process business information. The systems being evaluated include all internal use software and devices and those systems and devices that manage the distribution of the Company's products. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test systems for year 2000 readiness.

     As of March 31, 1998, the Company had inventoried substantially all of its cable systems and began its assessment of the systems that will require remediation or replacement. Inventoried systems include the Company's financial systems and related software, its business systems, data and voice networks, engineering systems and facilities and related software supporting the distribution of the Company's products and other equipment and systems potentially impacted by the year 2000. Additionally, the Company continued to have formal communications with its principal vendors to determine their year 2000 readiness.

     The Company completed a preliminary assessment of its systems and related software that support the Company's financial applications. For those financial systems and software which will continue to be utilized by the Company beyond the year 1999, the Company has tentatively concluded that such systems are capable of recognizing the year 2000 and therefore will not require material remediation or replacement. One of the Company's financial applications is externally managed by a third party vendor and such financial application will be replaced with software provided by such vendor. No assurances can be given that as the Company completes its year 2000 assessment, additional internally managed systems will not be identified as requiring remediation or replacement. The Company has completed an initial assessment of its business systems, including networks, engineering systems, facilities and related software supporting the distribution of the Company's products and has tentatively concluded that certain portions of those systems will require remediation or replacement. Although no assurance can be given, management of the Company anticipates that such systems will be remediated or replaced prior to the year 2000.

     Significant third party vendors whose systems are critical to the Company's cable operations have been identified and/or surveyed and confirmations from such parties have been received indicating that they are either year 2000 ready or have plans in place to ensure readiness. Management of the Company intends to have further communication with primary vendors identified as having systems that are not year 2000 compliant to assess those vendors' plans for remediating their own year 2000 issues and to assess the impact on the Company if such vendors fail to remediate their year 2000 issues.

                                                                     (continued)

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of TCI Communications, Inc.)

                  Notes to Consolidated Financial Statements


     The Company's assessment of the impact of the year 2000 date change should be complete by the end of 1998. The Company continues to evaluate the level of validation it will require of third party vendors to ensure their year 2000 readiness. Management of the Company has not yet determined the cost associated with its year 2000 readiness efforts and the related potential impact on the Company's results of operations. Amounts expended to date have not been material, although there can be no assurance that costs ultimately required to be paid to ensure the Company's year 2000 readiness will not have an adverse effect on the Company's financial position. Additionally, there can be no assurance that the Company's systems or the systems of other companies on which the Company relies will be converted in time or that any such failure to convert by the Company or other companies will not have an adverse effect on its financial position.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of TCI Communications, Inc.)



Management's Discussion and Analysis of
---------------------------------------
 Financial Condition and Results of Operations
 ---------------------------------------------

     The following discussion and analysis should be read in conjunction with the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The following discussion focuses on material changes in the trends, risks and uncertainties affecting the Company's results of operations and financial condition. Reference should also be made to the Company's consolidated financial statements included herein.

     Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, some of the statements contained under this caption are forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company (or entities in which the Company has interests), or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends; the regulatory and competitive environment of the industries in which the Company, and the entities in which the Company has interests, operate; uncertainties inherent in new business strategies, new product launches and development plans; rapid technological changes; the acquisition, development and/or financing of telecommunications networks and services; the development and provision of programming for new television and telecommunications technologies; future financial performance, including availability, terms and deployment of capital; the ability of vendors to deliver required equipment, software and services; availability of qualified personnel; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the FCC, and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; competitor responses to the Company's products and services, and the products and services of the entities in which the Company has interests, and the overall market acceptance of such products and services; and other factors. These forward-looking statements (and such risks, uncertainties and other factors) speak only as of the date of this Report, and the Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in the Company's expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of TCI Communications, Inc.)



     Year 2000
     ---------

     During the three months ended March 31, 1998, the Company continued its enterprise-wide comprehensive review of its computer systems and related software to ensure systems properly recognize the year 2000 and continue to process business information. The systems being evaluated include all internal use software and devices and those systems and devices that manage the distribution of the Company's products. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test systems for year 2000 readiness.

     As of March 31, 1998, the Company had inventoried substantially all of its cable systems and began its assessment of the systems that will require remediation or replacement. Inventoried systems include the Company's financial systems and related software, its business systems, data and voice networks, engineering systems and facilities and related software supporting the distribution of the Company's products and other equipment and systems potentially impacted by the year 2000. Additionally, the Company continued to have formal communications with its principal vendors to determine their year 2000 readiness.

     The Company completed a preliminary assessment of its systems and related software that support the Company's financial applications. For those financial systems and software which will continue to be utilized by the Company beyond the year 1999, the Company has tentatively concluded that such systems are capable of recognizing the year 2000 and therefore will not require material remediation or replacement. One of the Company's financial applications is externally managed by a third party vendor and such financial application will be replaced with software provided by such vendor. No assurances can be given that as the Company completes its year 2000 assessment, additional internally managed systems will not be identified as requiring remediation or replacement. The Company has completed an initial assessment of its business systems, including networks, engineering systems, facilities and related software supporting the distribution of the Company's products and has tentatively concluded that certain portions of those systems will require remediation or replacement. Although no assurance can be given, management of the Company anticipates that such systems will be remediated or replaced prior to the year 2000.

     Significant third party vendors whose systems are critical to the Company's cable operations have been identified and/or surveyed and confirmations from such parties have been received indicating that they are either year 2000 ready or have plans in place to ensure readiness. Management of the Company intends to have further communication with primary vendors identified as having systems that are not year 2000 compliant to assess those vendors' plans for remediating their own year 2000 issues and to assess the impact on the Company if such vendors fail to remediate their year 2000 issues.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of TCI Communications, Inc.)


     The Company's assessment of the impact of the year 2000 date change should be complete by the end of 1998. The Company continues to evaluate the level of validation it will require of third party vendors to ensure their year 2000 readiness. Management of the Company has not yet determined the cost associated with its year 2000 readiness efforts and the related potential impact on the Company's results of operations. Amounts expended to date have not been material, although there can be no assurance that costs ultimately required to be paid to ensure the Company's year 2000 readiness will not have an adverse effect on the Company's financial position. Additionally, there can be no assurance that the Company's systems or the systems of other companies on which the Company relies will be converted in time or that any such failure to convert by the Company or other companies will not have an adverse effect on its financial position.

     Material Changes in Results of Operations
     -----------------------------------------

     The operation of Pacific's cable television systems is regulated at the federal, state and local levels. The 1992 Cable Act and the Telecommunications Act of 1996 (the "Cable Acts") established rules under which Pacific's basic and tier service rates and its equipment and installation charges are regulated if a complaint is filed by a customer or if the appropriate franchise authority is certified by the FCC to regulate rates.

     During the three months ended March 31, 1998, 77% of Pacific's revenue was derived from Regulated Services. As noted above, any increases in rates charged for Regulated Services are regulated by the Cable Acts. Moreover, competitive factors may limit Pacific's ability to increase its service rates.

     Revenue
     -------

     Revenue increased $3,351,000 or 3% for the three months ended March 31, 1998, as compared to the corresponding prior year period. Revenue from Pacific's customers accounted for 1% of such increase, primarily as a result of a 3% increase in basic revenue, partially offset by a 2% decrease in premium revenue. Advertising sales accounted for the remaining increase in revenue. Pacific experienced a 2% increase in its average basic rate, a 1% increase in the number of average basic customers, a 15% decrease in its average premium rate and a 1% increase in the number of average premium subscriptions during the first quarter of 1998, as compared to the corresponding prior year period.


     Operating Costs and Expenses
     ----------------------------

     Operating expenses increased $4,880,000 or 11% for the three months ended March 31, 1998, as compared to the corresponding prior year period. Programming expenses accounted for the majority of such increase. The Company cannot determine whether and to what extent increases in the cost of programming will affect its future operating costs. However, due to TCI Group's obligations under a 25 year affiliation agreement with Encore Media Group LLC, a subsidiary of TCI that is a member of the Liberty Media Group, it is anticipated that the Company's programming costs with respect to the "STARZ!" and "Encore" premium services will increase in 1998 and future periods. See note 6 to the accompanying consolidated financial statements. The remaining increase in operating expenses is due to an increase in operating labor costs related to the hiring of additional installers as part of the Company's efforts to increase digital cable television customers during 1998.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of TCI Communications, Inc.)


     Material Changes in Results of Operations (continued):
     ------------------------------------------------------

     Selling, general and administrative expenses increased $3,851,000 or 14% for the three months ended March 31, 1998, as compared to the corresponding prior year period. Such increase is primarily attributable to an increase in labor costs associated with administrative support for the Company's efforts to increase digital cable television customers and increases in other individually insignificant items, partially offset by a decrease in expenses incurred in connection with the Services Agreement. See note 6 to the accompanying consolidated financial statements for additional information regarding the Services Agreement.

     Depreciation expense decreased $1,276,000 or 10% for the three months ended March 31, 1998, as compared to the corresponding period of 1997. Exclusive of certain 1996 depreciation expense that was included in the amount reported for the three months ended March 31, 1997, depreciation expense increased $1,564,000 or 16% during the three months ended March 31, 1998. Such increase is primarily attributable to capital expenditures.

     Other Income and Expenses
     -------------------------

     Interest expense decreased $2,403,000 or 9% during the three months ended March 31, 1998, as compared to the corresponding period of 1997. Such decrease is primarily the result of lower average debt balances due to partial repayments of amounts owed under the Credit Agreement. Pacific's weighted average interest rate on borrowings was 6.6% and 7.4% during the three months ended March 31, 1998 and 1997, respectively.

     Interest income decreased $273,000 or 17% during the three months ended March 31, 1998, as compared to the corresponding period of 1997. Such decrease is the result of a lower average restricted cash balance due to the use of the Exchange Cash in January 1997 for the Boulder Acquisition.

     Pacific is included in the consolidated federal income tax return of TCI. Income tax expense or benefit for Pacific is based on those items in the consolidated calculation applicable to Pacific. The payable or receivable arising from the intercompany income tax allocation is recorded as an increase or decrease in amounts due to TCIC.

     Net Loss
     --------

     As a result of the above-described fluctuations in the Company's results of operations, Pacific's net loss (before preferred stock dividend requirements) of $3,113,000 for the three months ended March 31, 1998 changed by $1,638,000 as compared to Pacific's net loss (before preferred stock dividend requirements) of $1,475,000 for the three months ended March 31, 1997.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of TCI Communications, Inc.)


     Material Changes in Financial Condition
     ---------------------------------------

     At March 31, 1998, the unborrowed portion of the Revolving Loan was $503 million. Although Pacific was in compliance with the restrictive covenants contained in the Credit Agreement at said date, additional borrowings under the Credit Agreement are subject to Pacific's continuing compliance with the restrictive covenants after giving effect to such additional borrowings. Such restrictive covenants require, among other things, the maintenance of certain earnings, specified cash flow and financial ratios (primarily the ratios of cash flow to total debt and cash flow to debt service, as defined), and include certain limitations on indebtedness, investments, guarantees, dispositions, stock repurchases and/or dividend payments. See note 4 to the accompanying consolidated financial statements for additional information regarding the material terms of the Credit Agreement.

     One measure of liquidity is commonly referred to as "interest coverage". Interest coverage, which is measured by the ratio of "Operating Cash Flow" (operating income before depreciation and amortization) ($49,638,000 and $55,018,000 during the three months ended March 31, 1998 and 1997, respectively) to interest expense ($24,146,000 and $26,549,000 for the three months ended March 31, 1998 and 1997, respectively), is determined by reference to the consolidated statements of operations. The Company's interest coverage ratio was 206% and 207% during the three months ended March 31, 1998 and 1997, respectively. Management of the Company believes that the foregoing interest coverage ratio is adequate in light of the relative predictability of its cable television operations and interest expense. However, the Company's current intent is to continue to reduce its outstanding indebtedness such that its interest coverage ratio could be increased. There is no assurance that the Company will be able to achieve such objective. In the event the Company is unable to achieve such objective, management believes that net cash provided by operating activities, available capacity pursuant to the Credit Agreement and advances from TCIC, as required, will provide adequate sources of short-term and long-term liquidity in the future. See the Company's combined statements of cash flows included in the accompanying consolidated financial statements.

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

     Another measure of liquidity is net cash provided by operating activities, as reflected in the accompanying consolidated statements of cash flows. Net cash provided by operating activities ($31,566,000 and $25,432,000 during the three months ended March 31, 1998 and 1997, respectively) generally reflects net cash from the operations of the Company available for the Company's liquidity needs after taking into consideration the aforementioned additional substantial costs of doing business not reflected in Operating Cash Flow.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                  (A Subsidiary of TCI Communications, Inc.)


     Material Changes in Financial Condition (continued):
     ----------------------------------------------------

     The amount of capital expended by the Company for property and equipment was $17,330,000 and $6,108,000 during the three months ended March 31, 1998 and 1997 and $35,154,000 during the year ended December 31, 1997, respectively. In light of the Company's plans to upgrade the capacity of its cable distribution systems, and its plans to increase the number of customers who subscribe to digital video services, the Company anticipates that its annual capital expenditures during the next several years will significantly exceed the amount expended during 1997. In this regard, the Company estimates that it will expend approximately $150 million to $160 million over the next three years to expand the capacity of its cable distribution systems. The Company expects that the actual amount of capital that will be required in connection with its plans to increase the number of digital video service customers will be significant. However, the Company cannot reasonably estimate such actual capital requirement since such actual capital requirement is dependent upon the extent of any customer increases and the average installed per-unit cost of digital set-top devices.

     In accordance with the terms of the Credit Agreement, Pacific has entered into the Interest Rate Swap with TCIC pursuant to which Pacific will pay a fixed interest rate of 7.5% on a notional amount of $600 million. The terms of the Interest Rate Swap become effective only if the one month LIBOR rate exceeds 6.5% for five consecutive days within the two-year observation period. In the event the Trigger occurs, the terms of the agreement become effective until August 1, 2001. As of March 31, 1998, the terms of the Interest Rate Swap had not become effective. Further, the Company is not currently exposed to material near-term losses in future earnings, fair values or cash flows resulting from derivative financial instruments.

     The Company's debt ($898,977,000 at March 31, 1998) and amounts owed to TCIC ($433,702,000 at March 31, 1998) bear interest at variable rates. Accordingly, in an environment of rising interest rates, the Company expects that it would experience an increase in interest expense. However any such increase would be somewhat mitigated by the above-described Interest Rate Swap.

               TCI PACIFIC COMMUNICATIONS, INC. AND SUBSIDIARIES
                   (A Subsidiary of TCI Communications, Inc.)




PART II - OTHER INFORMATION

Item 6.            Exhibit and Reports on Form 8-K.
------             -------------------------------

  (a)              Exhibit -

                   (27) TCI Pacific Communications, Inc. Financial Data Schedule

  (b) Reports on Form 8-K filed during the quarter ended March 31, 1998:

                   None.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TCI PACIFIC COMMUNICATIONS, INC.




Date:     May 11, 1998               By:   /s/ Stephen M. Brett
                                           ----------------------------------
                                           Stephen M. Brett
                                           Senior Vice President
                                           and Secretary


Date:     May 11, 1998               By:   /s/ Bernard W. Schotters
                                           ----------------------------------
                                           Bernard W. Schotters
                                           Senior Vice President and
                                           Treasurer
                                           (Principal Financial Officer)


Date:     May 11, 1998               By:   /s/ Gary K. Bracken
                                           ----------------------------------
                                           Gary K. Bracken
                                           Senior Vice President
                                           (Principal Accounting Officer)